Form 10-Q
period 1994-12-31
MDT CORP /DE/
filed 1995-02-14
CIK 806089

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Check One)

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - -------
EXCHANGE ACT of 1934

For the quarterly period ended                    December 31, 1994
                               ------------------------------------------------

                                       OR

___________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _________________________

                       Commission File Number  0-15308
                                              -----------

                                MDT CORPORATION
- - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            87-0287585
- - - ----------------------------------------                  ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)

    2300 205th St., Torrance, CA                                   90501
- - - ----------------------------------------                  ----------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code             (310) 618-9269
                                                          ----------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No
    -----------      -----------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1.25 par value                          6,742,864 Shares
- - - -------------------------------               ----------------------------------
            Class                             Outstanding as of January 31, 1995

                                MDT CORPORATION

                                     INDEX


Part I             Financial Information                                 Page
                   ---------------------                                 ----

                   Item 1 - Financial Statements

                     Consolidated Balance Sheets -                        1
                       December 31, 1994, and March 31, 1994

                     Consolidated Statements of Income -                  2
                       Three Months Ended December 31, 1994
                       and 1993

                     Consolidated Statements of Income -                  3
                       Nine months Ended December 31, 1994
                       and 1993

                     Consolidated Statements of Cash Flows -              4
                       Nine Months Ended December 31, 1994
                       and 1993

                     Notes to Consolidated Financial Statements         5-6

                   Item 2 - Management's Discussion and                 7-9
                              Analysis of Financial Condition
                              and Results of Operations


Part II            Other Information
                   -----------------

                     Item 1 - Legal Proceedings                          10

                     Item 5 - Other Information                          10

                     Item 6 - Exhibits and Reports on Form 8-K           10


                   Signatures                                            11
                   ----------


                   Exhibits
                   --------

                   11.0    Computation of Earnings Per Share -
                            Three Months Ended December 31, 1994         12

                           Computation of Earnings Per Share -
                            Nine Months Ended December 31, 1994          13

                   27.0    Financial Data Schedule                       14

PART I - FINANCIAL INFORMATION


                       MDT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                 December 31, 1994  March 31, 1994
                                                 -----------------  --------------

                                                       (Unaudited)    (Audited)
                                    ASSETS
Current Assets:
Cash                                                  $  1,053,000  $    855,000
Accounts Receivable, Less Allowance for
  Doubtful Accounts of $584,000 and $805,000            29,289,000    29,522,000
Inventories, at Cost                                    36,745,000    40,044,000
Prepaid Expenses                                         3,238,000     2,897,000
                                                      ------------  ------------
      Total Current Assets                              70,325,000    73,318,000
Property, Plant and Equipment, at Cost,
  Less Accumulated Depreciation and
  Amortization of $19,352,000 and $17,112,000           28,032,000    27,860,000
Other Assets, at Cost, Less Accumulated
  Amortization of $5,902,000 and $5,287,000              4,676,000     4,474,000
                                                      ------------  ------------
     Total Assets                                     $103,033,000  $105,652,000
                                                      ============  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Note Payable                                          $ 26,600,000  $ 24,600,000
Current Installments of Long-Term Debt                   3,616,000     3,530,000
Accounts Payable                                         8,670,000    10,752,000
Accrued Liabilities:
  Compensation, Payroll Taxes and Benefits                 610,000     1,607,000
  Warranty, Litigation and Other                         4,589,000     3,518,000

Deferred Income                                          2,005,000     1,767,000
Income Taxes                                               420,000       908,000
                                                      ------------  ------------
     Total Current Liabilities                          46,510,000    46,682,000

Long-Term Debt, Less Current Installments                6,275,000     8,838,000
Accrued Postretirement Benefits                          2,266,000     2,282,000
Deferred Income Taxes                                    2,828,000     2,828,000
Stockholders' Equity:
  Preferred Stock, Par Value $1.25 per Share;
    Authorized 1,600,000 Shares;
    Issued and Outstanding, None
  Common Stock, Par Value $1.25 per Share;
    Authorized 20,000,000 Shares;
    Issued and Outstanding 6,742,864 Shares              8,429,000     8,429,000
Paid-In Capital                                         27,134,000    27,134,000
Retained Earnings                                        9,591,000     9,459,000
                                                      ------------  ------------
  Total Stockholders' Equity                            45,154,000    45,022,000
                                                      ------------  ------------
     Total Liabilities and Stockholders' Equity       $103,033,000  $105,652,000
                                                      ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                       MDT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                        THREE MONTHS ENDED DECEMBER 31

                                  (Unaudited)

                                                  1994         1993
                                               -----------  -----------

Sales                                          $34,049,000  $33,536,000

Cost of Sales                                   23,860,000   23,120,000
                                               -----------  -----------

Gross Profit                                    10,189,000   10,416,000
                                               -----------  -----------

Operating Expenses:
  Marketing and Sales                            5,697,000    6,011,000
  Administration                                 2,174,000    2,215,000
  Product Development                            1,059,000    1,171,000
                                               -----------  -----------
                                                 8,930,000    9,397,000
                                               -----------  -----------

Operating Income                                 1,259,000    1,019,000

Interest expense                                   932,000      700,000
Other expense                                      114,000       48,000
                                               -----------  -----------

Income before income taxes and
  cumulative effect of change in
   accounting method                               213,000      271,000

Income taxes                                        91,000      113,000
                                               -----------  -----------

Income before cumulative effect of
  change in accounting method                      122,000      158,000

Cumulative effect of change in accounting
  method for valuation of inventory                      -            -
                                               -----------  -----------

      Net income                               $   122,000  $   158,000
                                               ===========  ===========


Earnings per share:
  Income before cumulative effect
   of change in accounting method              $       .02  $       .02

  Cumulative effect of change in accounting
   method                                                -            -
                                               -----------  -----------

      Net income                               $       .02  $       .02
                                               ===========  ===========

Weighted Average Number of
  Shares Outstanding                             6,805,000    6,834,000


The accompanying notes are an integral part of these consolidated financial statements.

                       MDT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                         NINE MONTHS ENDED DECEMBER 31

                                  (Unaudited)

                                                   1994          1993
                                               ------------  ------------

Sales                                          $100,061,000  $101,741,000

Cost of Sales                                    69,280,000    68,093,000
                                               ------------  ------------

Gross Profit                                     30,781,000    33,648,000
                                               ------------  ------------

Operating Expenses:
  Marketing and Sales                            17,690,000    18,128,000
  Administration                                  6,716,000     7,137,000
  Product Development                             3,456,000     3,475,000
                                               ------------  ------------
                                                 27,862,000    28,740,000
                                               ------------  ------------

Operating Income                                  2,919,000     4,908,000

Interest expense                                  2,538,000     2,120,000
Other expense                                       150,000       189,000
                                               ------------  ------------

Income before income taxes and
  cumulative effect of change in
   accounting method                                231,000     2,599,000

Income taxes                                         99,000     1,092,000
                                               ------------  ------------

Income before cumulative effect of
  change in accounting method                       132,000     1,507,000

Cumulative effect of change in accounting
  method for valuation of inventory                       -       699,000
                                               ------------  ------------

      Net income                               $    132,000  $  2,206,000
                                               ============  ============



Earnings per share:
  Income before cumulative effect
   of change in accounting method              $        .02  $        .22

  Cumulative effect of change in accounting
   method                                                 -           .11
                                               ------------  ------------

      Net income                               $        .02  $        .33
                                               ============  ============

Weighted Average Number of
  Shares Outstanding                              6,755,000     6,783,000


The accompanying notes are an integral part of these consolidated financial statements.

                       MDT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         NINE MONTHS ENDED DECEMBER 31

                                  (Unaudited)

                                                          1994              1993
                                                      ------------      ------------
Cash flows from operating activities:
  Net income                                          $    132,000      $  2,206,000
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization                      2,855,000         3,073,000
      Provision for losses on accounts receivable          189,000           173,000
      Change in assets and liabilities:
        Decrease in accounts receivable                     44,000           176,000
        (Increase) Decrease in inventories               3,299,000       ( 2,636,000)
        (Increase) in prepaid assets                   (   341,000)      ( 1,176,000)
        (Increase) in other assets                     (   818,000)      ( 1,541,000)
        (Decrease) in accounts payable and
          accrued and other liabilities                ( 2,272,000)      ( 2,085,000)
                                                      ------------      ------------
Net cash provided (used) by operating activities         3,088,000       ( 1,810,000)
                                                      ------------      ------------

Cash flows from investing activities:
  Payment in purchase of Hamilton product line                 ---       ( 2,671,000)
  Capital expenditures                                 ( 2,413,000)      ( 1,512,000)
                                                      ------------      ------------
  Net cash (used) by investing activities              ( 2,413,000)      ( 4,183,000)
                                                      ------------      ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                       ---             7,000
  Net borrowings on short-term line of credit            2,000,000         2,253,000
  Borrowings(Principal payments) on long-term debt     ( 2,477,000)        3,372,000
                                                      ------------      ------------
  Net cash provided by financing activities               (477,000)        5,632,000
                                                      ------------      ------------

Net increase (decrease) in cash                            198,000       (   361,000)
Cash, beginning of period                                  855,000         1,242,000
                                                      ------------      ------------
Cash, end of period                                   $  1,053,000      $    881,000
                                                      ============      ============



Supplemental disclosure of cash flow information
  Cash paid during the period for:
      Interest                                        $  1,891,000      $  1,641,000
      Income Taxes                                         400,000         1,862,000
                                                      ============      ============

Supplemental disclosure of noncash investing and
  financing activities:
  Capital lease obligation incurred for
    equipment purchases                                    158,000            27,000
  Common stock issued in satisfaction of
    indebtedness                                      $    ---          $  3,000,000
                                                      ============      ============




The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

     The financial information included herein is unaudited except for the balance sheet as of March 31, 1994. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim periods.

     The results of operations for the three and nine month periods ending December 31, 1994, are not necessarily indicative of the results to be expected for the full year.


NOTE 2:  INVENTORIES


     Effective April 1, 1994, the Company adopted the last-in, first-out (LIFO) method for costing substantially all of its inventories not previously accounted for under the LIFO method. Management believes that the newly adopted accounting principle is preferable in this circumstance because the LIFO method of valuing inventories more closely matches current costs and revenues in periods when prices of goods and services are increasing. The Company has experienced increased inventory costs.

The prior effect of this change is not determinable.

During the three month and nine month periods ended December 31, 1994, the Company recorded incremental LIFO reserves of $280,000 and $315,000, respectively.

In fiscal year 1994, approximately 44% of the Company's consolidated inventory was valued using the LIFO method, with the balance valued using the first-in, first-out (FIFO) method. The composition of inventories at December 31, 1994 and March 31, 1994 is as follows:

                           December 31, 1994        March 31, 1994
                           -----------------        --------------
     Raw Materials            $13,522,000             $13,513,000
     Work-In Process            7,810,000               7,802,000
     Finished Goods            15,413,000              18,729,000
                              -----------             -----------
                              $36,745,000             $40,044,000
                              ===========             ===========

NOTE 3:  NOTES PAYABLE


     The Company has a secured revolving line of credit with two commercial banks which provides for advances up to $30,000,000 at 1/4% above the banks' prime rate of interest (aggregate of 8 3/4% at December 31, 1994) with a LIBOR plus 2 1/4% interest rate option. The line is to be repaid in full, with all accrued interest, on August 1, 1995, unless renewed. There is a commitment fee of 1/4% on the unused portion of the line. No compensating balances are required. The line is secured by inventories, accounts receivable, equipment and intangible assets.

NOTE 4:  LONG-TERM DEBT

Long-term debt at December 31, 1994 is summarized as follows:
     Secured term-loan payable to two commercial banks
       in monthly principal installments of $166,667,
       due August 1, 1998, at the banks prime rate plus
       5/8% (9.125%) with a rate step-down to 3/8% above
       prime if certain financial criteria are met. . . . . . .  $ 7,333,000

      Secured equipment leases payable in monthly or quarterly
       installments ranging from $250 to $36,000, including
       interest at rates ranging from 9.89% to 14.08%, due
       through January 31, 1999 . . . . . . . . . . . . . . . .      800,000

     Subordinated note payable to an individual in quarterly
       installments of $250,000, due December 31, 1995, with the
       balance bearing interest at a rate generally equal
       to the prime lending rate (8.5% at December 31, 1994). .    1,250,000

     Subordinated note payable in quarterly installments of
       $31,576, due September 30, 1996, with the balance bearing
       interest at prime plus 2% (10.5% at December 31, 1994)        221,000

     Secured mortgage loan payable to a commercial bank, due
       December 1997, with balance bearing interest at an
       adjustable rate (6.75% on December 31, 1994) . . . . . .      144,000

     Pennsylvania Industrial Development Authority Loan payable in monthly installments of $1,545 due in January 2006,
       with the balance bearing interest at 7.0%. . . . . . . .      143,000
                                                                 -----------
                                                                 $ 9,891,000
Less Current installments                                          3,616,000
                                                                 -----------
                                                                 $ 6,275,000
                                                                 ===========

                        MDT CORPORATION AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended December 31, 1994 vs. 1993

Sales for the three months ended December 31, 1994, of $34,049,000 were $513,000 higher than sales for the comparative quarter in 1993, an increase of 1.5%. Sterility equipment sales were 3.3% higher and sales of parts, service and consumables were 14.8% higher for the current quarter than were sales for the comparative quarter while examining and operatory equipment sales were down 20.6% for the quarter.

Incoming orders of $34,162,000 compare to $32,649,000 for the prior quarter and $34,689,000 for the same quarter last year, while backlog of $27,528,000 at December 31, 1994, compares to $27,415,000 at the end of the prior quarter and $28,443,000 a year earlier. Both bookings and backlog reflect a pattern of overall flatness during the past year, a period in which the debate over healthcare reform has resulted in a changing and uncertain healthcare marketplace.

Gross profit of $10,189,000 was $227,000, or 2.2%, lower in the current quarter while gross profit as a percentage of sales was 29.9% in the current quarter versus 31.1% in the comparative quarter a year earlier. The lower gross profit and gross profit margin reflect the shipment during the quarter of higher cost inventory produced in earlier periods combined with the adverse impact of lower examining and operatory equipment sales partially offset by the favorable impact of higher sales of parts, service and consumables.

Operating expenses of $8,930,000 were $467,000, or 5.0%, lower in the third quarter than were operating expenses in the comparative quarter a year earlier. The reduction in operating expenses between comparative periods reflects the implementation of the Company's announced cost reductions. Operating expenses as a percentage of sales for the third quarter were 26.2% as compared to 28.0% in the same period a year earlier.

Operating income of $1,259,000 was $240,000, or 23.6%, higher in the third quarter than was operating income for the comparative quarter in 1993, reflecting lower operating expenses partially offset by lower gross profit.

Interest expense increased $232,000 between the comparative quarters, reflecting both a higher level of borrowing and higher interest rates.

Other expense increased $66,000 between the comparative quarters, reflecting principally exchange losses related to the Company's Canadian operation.

Net income of $122,000, $.02 per share, for the third quarter compares to $158,000, $.02 per share, in the same quarter of the prior year reflecting the factors discussed above.

Nine Months Ended December 31, 1994 vs. 1993

Sales for the nine months ended December 31, 1994, of $100,061,000 were down $1,680,000 from sales for the comparative period in 1993, a decline of 1.7%. Sales of parts, service and consumables were up 8.1% for the nine months compared to the prior year while sales of sterility equipment were down 6.8% and sales of examining and operatory equipment were down 3.6% compared to the prior year.

Gross profit of $30,781,000 was $2,867,000, or 8.5%, lower in the first nine months ended December 31, 1994, while gross profit as a percentage of sales was 30.8% versus 33.1% in the comparative period a year earlier. The lower gross profit and gross profit margin reflect charges of $371,000 and $480,000, respectively, for costs resulting from a strike at the Company's Henrietta, New York, plant and the portion of announced severance costs related to the elimination of salaried manufacturing positions. Lower gross profit and gross profit margin also reflect the adverse impacts of lower sales and unfavorable manufacturing variances resulting from lower levels of production at a higher per unit cost.

Operating expenses of $27,862,000 decreased $878,000, or 3.1%, during the first nine months compared to the same period last year, notwithstanding inclusion of $253,000 in severance costs related to the elimination of salaried non-manufacturing positions. The reductions in operating expenses reflects implementation of announced cost reduction plans. Operating expenses as a percentage of sales for the first nine months were 27.8% as compared to 28.2% in the same period the prior year.

Operating income of $2,919,000 was $1,989,000, or 40.5%, lower than operating income for the first nine months of the prior fiscal year, reflecting lower gross profit partially offset by lower operating expenses, including aforementioned charges.

Interest expense increased $418,000 between the comparative nine month periods, reflecting both a higher level of borrowing and higher interest rates.

Income before accounting change of $132,000, or $.02 per share, for the nine months compares to income before accounting change of $1,507,000, or $.22 per share, in the same period of the prior year, reflecting the factors discussed above.

On April 1, 1993, the Company recorded the effect of a change in accounting method for applying overhead costs to inventory, which resulted in a cumulative write-up to inventories of $699,000, net of tax, or $.11 per share.

Net income of $132,000, or $.02 per share, for the nine months ended December 31, 1994, compares to net income of $2,206,000, or $.33 per share, for the same period in 1993. Severance accruals of $733,000 for personnel cuts implemented in prior quarters and costs related to a strike in April 1994 of $371,000, taken together, reduced net income by $629,000, or $.09 per share, in the nine months ended December 31, 1994.

Liquidity and Capital Resources at December 31, 1994

During the nine months ended December 31, 1994, cash provided by operations of $3,088,000 was offset by capital expenditures of $2,413,000, including $1,217,000 for new roofs for the Company's Henrietta, New York, facilities, and payments on long-term debt of $2,477,000, which, taken together, resulted in borrowings of $2,000,000 under the Company's revolving line of credit. Cash provided by operations included decreases in inventories of $3,299,000 partially offset by decreases in accounts payable and accrued and other liabilities of $2,272,000.

In December 1994 the Company completed consolidation of its former Elkhorn, Wisconsin, operation with its North Charleston, South Carolina, operation. The consolidation is expected to lower overhead costs by approximately $550,000 on an annualized basis. Costs for the relocation had been accrued in previous periods.

Due to higher shipments anticipated for the fourth quarter ended March 31, 1995, normal production schedules have been resumed at each of the Company's manufacturing facilities. Since adopting lower production schedules in July 1994, the Company reduced inventories by $4,290,000, utilizing proceeds primarily to reduce debt from June 30, 1994, levels, as noted above.

The Company anticipates capital expenditures of approximately $2,000,000 over the next twelve months, primarily for production machinery and equipment and tooling and molds. Total committed capital expenditures were approximately $799,000 as of December 31, 1994.

Management believes that net cash provided by operating activities in conjunction with the Company's credit resources will be sufficient to meet the operating cash needs of the Company for the next twelve months.

PART II - OTHER INFORMATION

Item 1  Legal Proceedings
        -----------------

        In December 1994, the Company filed a lawsuit against AbTox, Inc., Ingram & Bell, Inc., Royal Columbian Hospital and Richmond Hospital for infringing a Canadian patent which MDT has an option to purchase from the inventor and his controlled corporation (jointly referred to as "Exitron"). The patent defines a technology utilizing plasma-generated neutral species in a sterilizer intended to replace ethylene oxide gas sterilizers and other low temperature alternatives to autoclaves. MDT filed suit in the Federal Court of Canada in Ottawa, Ontario, Canada, seeking to enforce the patent, obtain monetary damages, and restrain the parties from the sale or use of a product which allegedly infringes the patent.

Item 5  Other Information
        -----------------

        On February 1, 1995, MDT expanded its Board of Directors from six to nine directors, including eight outside directors, by electing three new directors. The new directors are Charles A. French, currently an investor in and consultant to various healthcare companies; John S. Gilbertson, Executive Vice President and Chief Operating Officer of AVX Corporation; and Katherine Schipper, Ph.D., Professor, Graduate School of Business of the University of Chicago.

Item 6  Exhibits and Reports on Form 8-K
        --------------------------------


        A.   Exhibits:
                                                                      Sequentially
             Exhibit                                                    Numbered
              Number        Description                                   Page
             -------        -----------                               ------------

               11.0         Computation of Earnings Per Share
                              Three Months Ended December 31, 1994             12
                              Nine Months Ended December 31, 1994              13

               27.0         Financial Data Schedule                            14


          B. Reports on Form 8-K - No reports on Form 8-K were filed in the quarter ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     /s/       Thomas Hein
                     --------------------------------------
                     (Thomas Hein, Chief Financial Officer)
                     (Duly Authorized Officer and Principal Financial Officer)



Date      February 14, 1995
      -----------------------