Form 10-K
period 1995-03-31
MDT CORP /DE/
filed 1995-06-29
CIK 806089

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
                         TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1995

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [NO FEE REQUIRED]

For the transition period from          to

                        Commission file number: 0-15308

                                MDT CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              87-0287585
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

Stratford Hall, Suite 200
1009 Slater Road
Morrisville, North Carolina                                                27560
(Address of principal executive                                       (Zip Code)
offices)

Registrant's telephone number, including area code:               (919) 941-9745

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock -- par value $1.25 (NASDAQ)
- --------------------------------------------------------------------------------
                                (Title of class)

                          Common Stock Purchase Rights
- --------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the price at which the stock was sold on May 22, 1995, was approximately $35,964,000.

The number of shares outstanding of the Registrant's common stock, as of May 22, 1995, was 6,769,431.

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

  1. Definitive Proxy Statement of MDT Corporation for the Annual Meeting of Stockholders to be held on July 19, 1995 (the "Proxy Statement"). See
     Part III, Items 10, 11, 12 and 13.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

  MDT Corporation ("MDT" or the "Company") was organized in 1971 and is incorporated in Delaware. The Company is a holding company whose principal operating subsidiaries are MDT Biologic Company, which produces and sells Sterility Assurance Systems, and MDT Diagnostic Company, which produces and sells Examining and Operatory Equipment. Effective April 1, 1995, the Company formed a new operating subsidiary, MDT Technionic Company, which provides product support, maintenance, repair and other services to customers of MDT Biologic Company, MDT Diagnostic Company and other manufacturers, and which also sells to such customers parts and consumable products relating to the Sterility Assurance Systems and Examining and Operatory Equipment. These functions were previously performed by the Company's Product Support Department. The Company also operates international sales and service subsidiaries, including MDT Asia Limited, MDT Canada Limited and MDT International Limited. Unless the context otherwise requires, references to "MDT" and the "Company" include the Company and its subsidiaries.

  MDT Biologic Company develops, manufactures and markets Sterility Assurance Systems, including sterilizers, ultrasonic cleaners, decontaminators, dryers, scrub sinks and related equipment, accessories and consumables. This equipment is necessary for cleaning, decontaminating, disinfecting, sterilizing, drying, aerating, storing and retrieving instruments and other critical items for use in invasive procedures. Sterility Assurance Systems are used by healthcare professionals and scientific customers principally to prevent cross-infection of communicable diseases caused by the use of contaminated instruments or products.

  MDT Diagnostic Company develops, manufactures and markets Examining and Operatory Equipment for use in diagnostic and therapeutic procedures performed in hospitals and medical and dental offices, clinics and other non-hospital treatment facilities. Products include examination, treatment and surgical tables and lighting systems, dental x-ray machines, dental operatory equipment (which includes dental chairs, lights and instrument delivery systems) and other products, together with related accessories and consumables.

  MDT Technionic Company (formerly the Product Support Department) services and otherwise supports the installed base of equipment from both product groups, as well as the installed base of equipment of other manufacturers.

  The Company currently derives approximately 42% and 16% of its revenues from sales of Sterility Assurance Systems and Examining and Operatory Equipment, respectively, and approximately 42% of its revenues from the sale of parts, service and consumables in support of both product groups and, to a much lesser degree, competitors' products. International sales and service from all product groups, including the sale of parts, service and consumables, currently account for approximately 17.8% of the Company's revenues. Financial information can be found in Items 6, 7 and 8 of this Annual Report.

  MDT intends to expand its healthcare products and service business through the internal development of new products and services complementary to its current activities. The Company anticipates that such expansion may also take place, both domestically and internationally, through the acquisition of other businesses, products and technologies and the development of new manufacturing, distribution, sales and other strategic relationships with third parties.

  Several trends are influencing the need for and use of Sterility Assurance Systems in the hospital market, including increased utilization of smaller sterilizers for departmental use to facilitate more rapid turnaround of expensive instruments and other critical items; aging of the patient population, with a corresponding increased need for medical care and greater susceptibility to infection; expanding use of organ replacements and treatment modalities for patients with cancer, diabetes and other illnesses requiring immunosuppressant drug therapies which, by necessity, require more stringent aseptic practices; and greater use of reusable versus disposable surgical articles to support healthcare cost containment and to address concerns about infectious waste.

  Other factors are influencing demand for Sterility Assurance Systems in the dental market. Principally as a result of the use of fluoride in drinking water by most industrialized countries, the incidence of cavities in their young adult populations has substantially declined. At the same time, those populations are living longer and retaining more of their teeth throughout their lives. Accordingly, while services for the restoration of cavities are expected to decrease, treatment of periodontal disease, orthodontic procedures, cosmetic care and other general and specific oral and facial procedures are expected to increase.

  Demand for Sterility Assurance Systems in the hospital, dental and medical markets is expected to grow over time, due in part to increased professional awareness and public concern about the risk of cross-infection of virulent diseases such as AIDS, herpes, hepatitis B and tuberculosis.

  According to various market sources, the total number of surgical procedures performed in all settings (hospitals, surgery centers and medical and dental offices) has increased from about 22 million in 1985 to just over 29 million in 1994, an increase of approximately 33%. During this period, the proportion of procedures performed in an outpatient setting has increased from just under 40% to about 65%. These trends are increasing the utilization of and ultimately the demand for both Sterility Assurance Systems and Examining and Operatory Equipment.

  A general cautionary note regarding the overall demand for medical equipment is the growing national concern about the steep rise in the overall cost of healthcare and its availability, resulting in increasing pressure by governments, insurers, employers and providers to reduce the growth rates of healthcare operating and capital costs. The continuing debate on healthcare reform reflects these and other concerns. Independent of healthcare reform proposals, healthcare consolidations and alliances are expected to increase industry efficiencies and strengthen the bargaining position of large providers of healthcare services. Activities intended to contain the rise in healthcare costs could continue negatively to impact customer demand for the Company's products.

RECENT COMPANY EVENTS

  During fiscal year 1995, the Company announced a series of measures intended significantly to reduce the Company's costs and expenses and to improve the effectiveness of its operations, organization and structure. Announced measures included elimination of jobs and other costs and expenses, consolidation of offices and facilities (including relocation of the corporate office from Torrance, California, to Morrisville, North Carolina) and the reorganization of the Company into three business units effective April 1, 1995.

  On June 9, 1995, the Company's wholly owned subsidiary, MDT Diagnostic Company, sold to Maxxim Medical, Inc. certain inventories, fixed assets and intangible assets (including the tradename "Bovie") relating to the Bovie line of electrosurgical products for the sum of $2,600,000 (subject to certain inventory and related adjustments). MDT Diagnostic Company received a payment of $1,000,000 upon closing of the transaction. Maxxim Medical, Inc. also deposited $1,600,000 (representing the balance of the purchase price) into escrow pending final transfer of fixed assets and inventory in September 1995. This transaction is expected to result in a pre-tax gain to the Company of approximately $700,000 during the first quarter of fiscal 1996. The Company believes that the transaction will enable MDT Diagnostic Company to concentrate its resources on patient handling equipment, lighting systems and related accessories.

  Also in June 1995, the Company announced that it would market in the U.S. and Canada operating room systems manufactured by Kreuzer GmbH, of Puchheim, Germany. The Kreuzer systems, which deliver and control gases, oxygen and power for anesthesia, diagnostic and monitoring equipment, are complementary to and compatible with operating room tables, lights and related accessories presently manufactured and marketed by the Company. Such systems will also be installed and serviced by MDT Technionic Company.

PRODUCTS

  The Company's products are organized into two product groups, Sterility Assurance Systems and Examining and Operatory Equipment, and the related sale of parts, service and consumable products. The following table sets forth the percent of sales attributable to each for the periods indicated:

                                                            FISCAL YEAR ENDED
                                                                MARCH 31,
                                                            -------------------
                                                            1993   1994   1995
                                                            -----  -----  -----
      Sterility Assurance Systems..........................  45.9%  43.3%  41.6%
      Examining and Operatory Equipment....................  17.2   18.5   16.4
      Parts, service and consumable products...............  36.9   38.2   42.0
                                                            -----  -----  -----
        Total.............................................. 100.0% 100.0% 100.0%
                                                            =====  =====  =====

  Sterility Assurance Systems. MDT is one of the two principal domestic suppliers of Sterility Assurance Systems and related parts, service and consumable products. This product group represents the Company's original business. Sterility Assurance Systems are marketed under the Castle, Harvey and Wilson brand names, and are comprehensive systems used by the healthcare professions for cleaning, decontaminating, disinfecting, sterilizing, drying, aerating, storing and retrieving instruments and other critical items for use in invasive procedures, and by scientific customers for pharmaceutical, laboratory, research and bio-tech applications. MDT Biologic Company develops, manufactures and markets all of the equipment essential to these processes, of which sterilizers are the primary component.

  Castle sterilizers are manufactured in both steam and gas configurations. Steam sterilizers account for the majority of units sold. These devices utilize saturated steam to sterilize instruments and other articles through a combination of heat, moisture and pressure. Gas sterilizers employ ethylene oxide to eradicate organisms on instruments and other items which cannot withstand the high temperature, humidity and pressure generated by steam sterilizers.

  Castle steam and gas sterilizers are equipped with microprocessor control systems and a wide range of additional features and options. These systems monitor each phase of the sterilization process and control variables to ensure that conditions for sterilization are met. The systems also allow cycle programming, provide power outage protection and produce a complete, printed record of every cycle.

  Harvey Chemiclave sterilizers utilize a proprietary chemical formulation, produced and sold by the Company under the registered name Vapo-Steril, to produce water-unsaturated vapor when heated in the sterilizing chamber to eliminate corroding, rusting and dulling of metal instruments. This proprietary chemical vapor sterilization process is widely used in the dental environment for sterilizing instruments and handpieces and supplementally used in medical and hospital environments for processing delicate surgical instruments. Harvey Hydroclave sterilizers are smaller, portable steam sterilizers used principally in medical and dental offices and laboratories.

  Wilson stainless steel accessory products include utility and instrument tables and specialty carts, stools, treatment stands and receptacles. The product line includes an extensive array of products which are used to support major and minor operating room procedures in an aseptic environment.

  Examining and Operatory Equipment. This product group includes devices, accessories and consumables for use in various diagnostic and therapeutic procedures performed in hospitals, medical and dental offices, clinics and other non-hospital treatment facilities. These products are marketed under the Castle, Shampaine and McKesson brand names. The major product lines are examination, treatment and surgical tables and lighting systems, dental x-ray machines and dental chairs, lights and instrument delivery systems. In addition, the Company recently entered into an agreement with Kreuzer GmbH, of Puchheim, Germany, under which the Company will act as exclusive distributor of Kreuzer operating room systems in the United States and Canada. See "Business--Recent Company Events."

  Parts, Service and Consumable Products. The Company, principally through its wholly owned subsidiary, MDT Technionic Company, maintains, repairs and provides replacement parts and consumables for use with both the Company's and certain competitors' equipment. MDT employs service technicians throughout the United States and Canada who service Sterility Assurance Systems and Examining and Operatory Equipment, including electronic controls and electro-mechanical and mechanical components.

  In addition to Vapo-Steril, the proprietary chemical solution used in the Harvey Chemiclave sterilizer, the Company offers a number of consumable products for use with Sterility Assurance Systems. Principal among these are process indicators, including self-sealing indicator bags and biological monitors which test the sterilizer function and operator technique, detergents used in washer/sterilizers and decontaminators, cleaning agents used in ultrasonic cleaners and disposable test packs which provide daily operational proof of mechanical air removal from high vacuum sterilizers. The Company also offers a range of accessories and consumables for use with Examining and Operatory Equipment.

  Warranties. The Company generally provides a one-year limited warranty to end-users on its products, except for power systems and x-ray tube heads, on which the Company provides a two-year limited warranty, and examination and treatment tables, which include a three-year limited warranty. The warranties extend to materials and workmanship and provide for normal exclusions for improper product use. In the United States and Canada, the warranty for certain major components is extended for periods ranging from two to fifteen years conditioned upon normal use, operation and maintenance. The Company maintains a warranty expense reserve which it believes is adequate to absorb normal charges at the Company's current level of business.

MARKETING

  The Company has organized its marketing and sales resources within six healthcare markets: hospital; medical; dental; governmental; scientific; and international. In each of these six markets, the Company has utilized common sales organizations and channels of distribution for both of its product groups (Sterility Assurance Systems and Examining and Operatory Equipment). MDT, principally through MDT Technionic Company, also provides parts, service and consumables for these markets.

  The following table sets forth for the periods indicated the approximate percent of net sales represented by each of these markets:

                                                            FISCAL YEAR ENDED
                                                                MARCH 31,
                                                            -------------------
                                                            1993   1994   1995
                                                            -----  -----  -----
      Equipment (both product groups):
        Hospital...........................................  32.9%  32.7%  29.0%
        Medical............................................   3.0    3.3    5.5
        Dental.............................................   6.0    4.4    4.2
        Governmental.......................................   7.5    6.1    4.2
        Scientific.........................................   2.7    2.9    2.7
        International......................................  11.0   12.4   12.4
                                                            -----  -----  -----
                                                             63.1%  61.8%  58.0%
      Parts, service and consumable products...............  36.9   38.2   42.0
                                                            -----  -----  -----
        Total.............................................. 100.0% 100.0% 100.0%
                                                            =====  =====  =====

  Hospital sales are made domestically through MDT sales representatives directly to hospitals and teaching institutions. A growing portion of such sales are made under the terms of agreements with hospital groups which are from one to three years in duration.

  Medical sales are made domestically through MDT sales representatives to authorized full-service dealers for physicians, group practices and clinics, other non-hospital treatment facilities, veterinary care facilities and laboratories. Medical dealers buy, stock, sell and service MDT products, as well as competitive products, and receive discounts from the Company's suggested retail prices.

  Dental sales are made domestically through MDT sales representatives to authorized full-service dealers for dentists, group practices and clinics and dental laboratories. Dental dealers buy, stock, sell and service MDT products, as well as competitive products, and receive discounts from the Company's suggested retail prices.

  Governmental sales are made to military facilities and hospitals. The Company generally sells to these accounts directly, often under competitive bid arrangements.

  Scientific sales are made to various laboratories, biotechnology and research centers, pharmaceutical firms and other manufacturers. Specifically designed products, in addition to certain of MDT's hospital, medical and dental products, are available to this market segment and are generally sold on a direct basis, often under competitive bid arrangements. In addition, MDT contracts with several independent sales organizations to serve certain geographic markets.

  International sales (exclusive of Canada) are generally made to contract distributors who buy, stock, sell and service MDT products. The distributors are generally exclusive as to such products, and their contracts generally continue unless terminated by either party with appropriate (minimum 90 days) notice. In Canada, the Company's sales representatives sell directly to hospitals and to medical dealers and dental dealers. The Company's principal export markets are Canada, the Pacific Basin, the Middle East, Mexico and Latin America and Europe. All international sales are in U.S. dollars, except in Canada, where sales are denominated in Canadian dollars.

  No customer of the Company accounted for more than 10% of consolidated net sales in fiscal 1995, 1994 or 1993, and no material part of the business is dependent upon a single customer or a few customers.

PRODUCT DEVELOPMENT

  MDT expended $4,451,000, $4,692,000 and $4,428,000 on product development in the three fiscal years ended March 31, 1995, 1994 and 1993, respectively. Since March 31, 1992, the Company has developed, produced and marketed a number of new sterility assurance products, including new generations of Harvey tabletop sterilizers, systems for reducing emissions from ethylene oxide (EO) sterilizers, a system for using ethylene oxide with non-ozone layer depleting carbon dioxide (EO/CO/2/) gas mixtures in Castle EO sterilizers, and a system for reducing water consumption by Castle steam sterilizers. Additionally, in March 1993, the Company introduced the first of several specially designed scientific sterilizers. The Company has also introduced during this same period several new examining and operatory products, including a battery operated version of Shampaine surgical tables, a Shampaine surgical table designed to support endoscopic surgical procedures, and a Shampaine dental chair and Castle dental light.

  The Company is in varying stages of planning, developing and testing additional products and product enhancements to be introduced within the next 18 months. The planned new products and product enhancements involve the Company's two product groups and include additional models of Harvey tabletop sterilizers and large Castle sterilizers for scientific use, data collection enhancements for Castle microprocessor controlled sterilizers, and further enhancements to Shampaine surgical tables and dental operatory equipment. The Company also anticipates that additional accessory products and biological, chemical and other consumable products will be introduced over the next 18 months. These introductions are expected to complement existing product lines. Certain of these products will be used exclusively with the Company's devices, while others may also be used with comparable devices of other manufacturers.

  The Company's research and development program in the field of chemical sterilization of temperature, moisture and pressure sensitive medical and dental instruments continued in fiscal 1995, as it will in fiscal 1996. The Company has acquired an option to purchase certain patents and related rights covering sterilization of medical and dental instruments and other items by means of plasma-generated, electrically neutral biocidal species in a field-free, glowless zone. Such patents are the subject of patent infringement lawsuits pending in the United States and Canada. See "Business--Product Liability and Litigation." The Company expects to market a product based on these patents in 1996, although significant further investment will be required prior to commercialization.

  MDT has, from time to time, expanded its product lines through the acquisition of businesses, products and technologies. The Company intends to continue to seek appropriate opportunities to acquire compatible businesses, products and technologies and to enter into manufacturing, distribution, sales and other strategic relationships with third parties, both domestically and internationally.

MANUFACTURING

  MDT's production facilities utilize numerically controlled and robotic tools and contain sections for machining, metal fabricating, welding and brazing, painting and finishing, plating and buffing, assembling, mixing, and inspecting and testing. Certain of the Company's production facilities also contain microbiology laboratories.

  The Company has alternative sources for most of the materials, parts and components which it purchases. Certain vendors hold tooling owned by the Company which is necessary for the production of certain parts and components. Should one or more of these vendors cease deliveries to the Company for any reason, production schedules would be disrupted while the Company moved its tooling to another vendor and deliveries were resumed.

BACKLOG

  The Company's backlogs at March 31, 1995 and 1994, were approximately $27.1 million and $28.1 million, respectively, of which approximately $21.2 million and $22.7 million, respectively, were for Sterility Assurance Systems and approximately $5.9 million and $5.4 million, respectively, were for Examining and Operatory Equipment. All orders comprising the backlog are firm, written orders from qualified customers. Approximately 95% of these orders are expected to be filled in fiscal 1996, with the remainder to be filled in fiscal 1997.

COMPETITION

  Certain of the Company's competitors have greater financial and other resources than the Company has. The Company competes in the Sterility Assurance Systems business primarily with American Sterilizer Company, a subsidiary of AMSCO International, Inc.; Getinge Inc.; and, in the tabletop sterilizer market, with Pelton & Crane Company, a subsidiary of Siemens A.G., and several smaller private companies. Product features, reliability, operating costs, after-sales service, delivery times and price are the most prevalent competitive factors with respect to these products.

  The Company competes in Examining and Operatory Equipment primarily with AMSCO International, Inc., Siemens Medical Systems, Inc., a subsidiary of Siemens A.G., Skytron, a division of Kawasaki Midwest, Inc., and Midmark, Inc. (examination and surgical tables and lights); Dentsply International (dental x-ray machines); and Adec Inc., Pelton & Crane Company and other subsidiaries of Siemens A.G., and several independent companies represented in the United States by Professional Sales Associates, Inc. (dental chairs, lights and delivery systems). Product features, reliability, after-sale service, delivery times and price are the most prevalent competitive factors with respect to these products.

PATENTS AND TRADEMARKS

  The Company actively develops innovative technology and improvements with respect to its product lines. The Company typically secures patent protection for significant innovations, and currently holds in excess of 100 unexpired patents granted by the United States and various foreign countries, ten of which were issued during the fiscal year ended March 31, 1995. Additional patent applications are both pending and in preparation. The Company considers patent rights generally to be of value in terms of its competitive position, particularly in connection with its sterilizers and related products and surgical tables and lights.

  The Company sells its products under a variety of trademarks, some of which are considered of sufficient importance to warrant registration in the United States and various foreign countries in which the Company does business. Among the Company's registered marks used in connection with Sterility Assurance Systems are MDT, Castle, Harvey, Chemiclave, Hydroclave, Vibraclean, Vapo-Steril, Spor-Test, Unispor, Tec-test, Chemitest, Sani-Jet and Wilson. Registered marks used in connection with Examining and Operatory Equipment include MDT, Castle, Shampaine, Radi-Op, McKesson, AsepTec, Steri-grip, Steeltone, Medera, Image and E-Series.

GOVERNMENT REGULATION

  Most of the Company's current and planned products must be accepted, registered or licensed prior to sale by the federal Food and Drug Administration (the "FDA"), the federal Environmental Protection Agency (the "EPA"), and/or other regulatory authorities, both domestic and foreign. These authorities also regulate labeling, advertising and other forms of product marketing claims. Some of the Company's sterilizers and sterilization products may also be regulated under California's Proposition 65 (the Safe Drinking Water and Toxic Enforcement Act of 1986). This act prohibits the discharge of carcinogens and reproductive toxins into sources of drinking water and mandates that businesses give "clear and reasonable" warnings prior to exposing individuals to such chemicals. Other pertinent legislation includes the California Clean Air Act and Birth Defect Prevention Act which are concerned with the release of substances which may be carcinogenic or reproductive toxicants into the environment. These acts require the generation of data in the form of extensive laboratory and animal testing regarding the carcinogenic and toxic nature of certain of the Company's products and the development of means to control their release to the environment. Local districts within California are further empowered to enact legislation which may be even more stringent than that enacted on a statewide basis.

  The Company's Chemiclave sterilizers utilize Vapo-Steril solution as the sterilizing agent. Vapo-Steril is a chemical formulation which contains a trace of formaldehyde, a chemical regulated under California's Proposition 65. Accordingly, Proposition 65 warnings are included in the materials shipped with Vapo-Steril. Vapo-Steril solution, as a sterilant, is considered a pesticide and, as such, is registered with the EPA under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA").

  Certain of the Company's sterilizers employ ethylene oxide as the sterilizing agent for certain instruments and other items which cannot withstand the heat, moisture or pressure common to other types of sterilizers. Use of ethylene oxide has been the subject of regulatory inquiry on the part of the EPA and certain state regulatory authorities. Regulatory authorities require control of emissions of ethylene oxide from such equipment in the work area and may in the future require reduction of current permissible levels. The Company's ethylene oxide sterilizers are in compliance with Proposition 65.

  The Company's ethylene oxide sterilizers also employ a chlorofluorocarbon, which is combined with ethylene oxide to form a stable, non-flammable mixture. Under an international agreement and federal law, production of these substances will be banned in 1997, in order to protect the stratospheric ozone layer. Carbon dioxide is a suitable substitute for chlorofluorocarbons. In addition, major chemical companies have developed other suitable substitutes for chlorofluorocarbons. The Company provides modification kits with which its installed base of ethylene oxide sterilizers can be retrofitted for use with such alternative mixtures. New ethylene oxide sterilizers are produced with this capability in order to meet specific customer requirements.

  Under the federal Food, Drug and Cosmetics Act, as amended, the Company is required to file with the FDA a new device list and to obtain FDA approval for all new devices which the Company proposes to manufacture and market for use in the treatment of disease and injury. The procedure for obtaining such approval differs depending upon the uniqueness of the device, with those devices which are substantially equivalent to existing devices being eligible for expedited approval and those devices which represent significant departures from existing devices requiring pre-marketing approval. In addition, certain claims for some medical devices cannot be made until the FDA agrees not to object. The devices are also subject to inspection by the FDA after they receive approval, with devices which are potentially life-threatening being subject to more stringent standards. The FDA has established manufacturing standards and record keeping requirements for manufacturers of medical devices known as "Good Manufacturing Practices." Each manufacturing facility of the Company must be registered annually and is subject to recurring, unannounced inspections by the FDA.

  The Company must also comply with pressure vessel testing and record keeping requirements of the American Society of Mechanical Engineers, as required by applicable laws of various states, and must comply with various requirements and standards of Underwriters Laboratories, Canadian Standards Association and other domestic and foreign regulatory agencies.

  Although applicable government regulations vary in their provisions, they are generally stringent and continuing. In addition, regulatory authorities may exercise their substantial discretion in the application of statutory and administrative standards in a manner burdensome to the Company. The cost of compliance with these regulations is difficult to determine, but it is and will continue to be a significant expense for the Company. The Company believes that it has obtained, has applied for, or is in the process of applying for, all material regulatory approvals applicable to its existing products, facilities and processes.

PRODUCT LIABILITY AND LITIGATION

  The nature of the products of the Company, notably ethylene oxide sterilizers and electrosurgery devices, has, from time to time, resulted in product liability claims. To date, such claims have been covered by insurance policies, except for self-insured retentions. MDT intends to continue to be covered by product liability insurance. The Company's product liability insurance is generally subject to self-insured retentions of $100,000 per occurrence and $500,000 annually in the aggregate.

  The Company did not produce ethylene oxide sterilizers prior to the acquisition of Castle Company ("Castle") from Sybron Corporation ("Sybron") on July 2, 1987. As part of that transaction, Sybron agreed to retain responsibility for Castle-related product liability claims pending or threatened as of July 2, 1987, subject to the Company's assumption of liability in the aggregate up to $1.1 million in connection with such specified claims (a reserve for which was established by the Company in such amount). The Company has satisfied its obligation under the agreement.

  The Company has been informed that certain of Sybron's excess liability insurance carriers may not be financially able to pay judgments resulting from product liability claims relating to incidents occurring prior to January 1, 1986. With respect to any judgments against the Company which exceed the amount of Sybron's primary insurance coverage, the Company may be responsible for that portion of a judgment which any excess liability insurance carrier is unable to pay.

  Ethylene oxide product liability cases filed since July 2, 1987, against the Company by an aggregate of 25 plaintiffs are currently pending in the Illinois State Circuit Court of Cook County, Law Division, and the Texas State District Court of Anderson County, Third Judicial District, respectively. The Company's expenses and any potential judgments in these actions would be covered by the Company's product liability insurance (up to the limits of such coverage), except for self-insured retentions and punitive damages, if any. The Company believes that the allegations in all of these cases are without merit, and the Company and its insurer intend vigorously to defend these actions.

  In February 1994, the Company filed a lawsuit against AbTox, Inc., a privately held company, charging AbTox with infringing patents which MDT has an option to purchase from the inventor and his controlled corporation (jointly referred to as "Exitron"). The patents define a technology utilizing plasma-generated neutral species in a sterilizer intended to replace ethylene oxide gas sterilizers and other low temperature alternatives to autoclaves. MDT initially filed suit in the U.S. District Court in the Central District of California seeking to enforce the Exitron patents and to restrain AbTox from the production and sale of a product which allegedly infringes the Exitron patents. In March 1994, AbTox filed substantially identical suits against MDT and Exitron in U.S. District Courts in Chicago, Illinois and Boston, Massachusetts, respectively, seeking to invalidate the Exitron patents and assert an AbTox patent against a plasma sterilization device initially developed by Exitron and now undergoing additional testing and development by MDT.

  MDT has withdrawn its original complaint and has filed a corresponding complaint as an intervenor in the suit in Boston, Massachusetts. In November 1994, the suit in Illinois was transferred to Boston and all suits pending were subsequently consolidated in a single suit in Boston with the parties being AbTox, Exitron and MDT. In December, 1994, suit was filed by MDT in Canada against AbTox for patent infringement. MDT intends vigorously to pursue its claims and to oppose the AbTox claims.

EMPLOYEES

  At March 31, 1995, MDT employed 1,102 persons full-time in the following areas: manufacturing, engineering and quality assurance (526); marketing and sales (153); product support (304); administration (65); and research, development and compliance (54). The Company believes that its overall relations with its employees are good.

  Production employees at the Henrietta, New York, manufacturing and engineering facility are represented by the International Association of Machinists and Aerospace Workers (AFL-CIO) (the "IAM") and the Metal Polishers, Buffers, Platers and Allied Workers International Union (AFL-CIO) (the "Polishers, Buffers and Platers") under three-year contracts which expire April 1, 1997.

  The collective bargaining agreements with the unions cover wages, hours and conditions of employment, as well as health, life and accident insurance and retirement plans. The Company maintains a pension plan providing retirement and certain disability benefits to union employees based on years of service. Retirement age under this plan is 65, with reduced benefits available to persons who retire between ages 55 and 65 and who meet certain other conditions. Benefits under the plan are fully vested after seven years of service. These benefits are comparable to those provided to nonunion employees.

  The Company maintains the MDT Corporation Savings and Thrift Plan for Hourly Employees covering its nonunion hourly employees and the MDT Biologic Company Union Thrift Plan covering its union employees. These plans are similar to the MDT Corporation Savings and Thrift Plan for Salaried Employees.

ITEM 2. PROPERTIES

  The Company owns approximately 32.5 acres of land and related buildings and improvements in Henrietta, New York, which house the headquarters and certain operations for two of its operating subsidiaries, MDT Biologic Company and MDT Technionic Company, as well as certain corporate activities. The Company owns approximately three acres of land and a manufacturing and engineering facility in Rancho Dominguez, California, which is utilized by MDT Biologic Company. The Company acquired on August 31, 1992, as part of its acquisition of Consolidated Equipment Supply Corporation, approximately 2.5 acres of land and a manufacturing and engineering facility in Mercersburg, Pennsylvania, which is also utilized by MDT Biologic Company. The Mercersburg property secures two loans with an aggregate outstanding principal balance of $278,000 as of March 31, 1995. See Note 9 of Notes to Consolidated Financial Statements. None of the Company's other owned properties is held subject to any major encumbrance.

  The Company occupies four leased facilities in North Charleston, South Carolina, three under co-terminus leases. These facilities house the Company's third operating subsidiary, MDT Diagnostic Company, and a service center for MDT Technionic Company. The Company has purchased 15 acres of land in Summerville, South Carolina (adjacent to North Charleston), on which it intends to construct a new facility within which it will consolidate the operations of MDT Diagnostic Company and an MDT Technionic Company service center. Construction of the new facility is anticipated to begin in the second half of fiscal 1996 or the first half of fiscal 1997. The Company intends to finance the new facility with industrial revenue bonds.

  The Company occupies its corporate headquarters in Torrance, California under the terms of a lease which expires on June 30, 1995. The Company is presently relocating its corporate headquarters to a new leased facility in Morrsville, North Carolina. Such relocation is expected to be completed in July 1995. The Company also leases sales and service offices in Anaheim, California; Norcross, Georgia; Lombard, Illinois; Arnold, Maryland; Athens, Greece; and Hong Kong. Warehouse facilities as well as sales and service offices are leased in Plano, Texas, and Toronto, Ontario, and Montreal, Quebec, Canada. The Company also maintains a liaison office in New Delhi, India. As part of its reorganization, the Company will close in June 1995 the Plano, Texas, warehouse facilities and sales and service offices, as well as downsize the other domestic sales and service offices as their respective leases expire.

  The following table sets forth certain information concerning the principal manufacturing and engineering facilities of the Company and its subsidiaries. The table excludes the leased corporate facility in Morrisville, North Carolina, and leased sales and service offices and warehouse facilities throughout the United States and Canada and in Athens, Greece, and Hong Kong, totaling approximately 36,000 square feet.

                                                                      EXPIRATION
                                                              SQUARE  OF CURRENT
      LOCATION                                                FOOTAGE   LEASE
      --------                                                ------- ----------
      Henrietta, New York.................................... 313,000     Owned
      Rancho Dominguez, California...........................  60,000     Owned
      Mercersburg, Pennsylvania..............................  29,000     Owned
      North Charleston, South Carolina(a).................... 132,400 1995/1996

- --------
(a) Consists of four leased facilities. The leases pertaining to three of the facilities (comprising approximately 121,000 square feet) expire in December 1995, but include indefinite 90-day renewal options in favor of the Company. The lease pertaining to the fourth facility (comprising 11,400 square feet) expires in December 1996.

ITEM 3. LEGAL PROCEEDINGS

  In addition to the legal proceedings described or referenced in this Annual Report under the caption "Business--Product Liability and Litigation," the Company is a defendant in various other legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such other legal proceedings will not have a material adverse impact on the consolidated financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's Common Stock is traded in the NASDAQ National Market System under the symbol MDTC. The following table sets forth, for the periods indicated, the range of high and low prices for the Common Stock for each fiscal quarter since April 1, 1993, as reported by the NASDAQ National Market System.

                                                                HIGH     LOW
                                                                ----     ---
      Fiscal 1994
        First Quarter.......................................... $ 9 3/8  $5 3/8
        Second Quarter.........................................  10 1/8   6 3/8
        Third Quarter..........................................   7 3/8   5 1/4
        Fourth Quarter.........................................   6 5/8   5 3/8
      Fiscal 1995
        First Quarter..........................................   6 1/16  4 1/2
        Second Quarter.........................................   5 5/8   4 5/8
        Third Quarter..........................................   6 7/8   5 1/4
        Fourth Quarter.........................................   7 1/4   5 5/8
      Fiscal 1995
        First Quarter (through June 15, 1995)..................   7 1/8   5 1/2

  The last sale price on June 15, 1995, as reported by the NASDAQ National Market System, was $5 5/8 per share. On May 22, 1995, there were 543 holders of record of the Common Stock of MDT. The Company has never paid cash or other dividends and the Board of Directors does not anticipate paying any dividends in the foreseeable future. In addition, under the terms of the Company's Credit Agreement with Wells Fargo Bank, National Association, and Chemical Bank, the Company has covenanted that, without the prior written consent of the banks, the Company will not pay dividends to its stockholders for as long as any loans under the Credit Agreement are outstanding.

ITEM 6. SELECTED FINANCIAL DATA

  The following tables set forth selected consolidated financial data for the Company for each of the five fiscal years ended March 31, 1995. This information should be read in conjunction with the more detailed consolidated financial statements and notes thereto included in Item 8 of this Annual Report.

  The income statement data for each of the five fiscal years ended March 31, 1995 and the balance sheet data as of those dates have been derived from the Company's consolidated financial statements, which statements have been audited by KPMG Peat Marwick LLP, independent Certified Public Accountants.

                             INCOME STATEMENT DATA
                     (In thousands, except per share data)

                                  FISCAL YEAR ENDED MARCH 31,
                          --------------------------------------------------
                            1995        1994        1993     1992     1991
                          --------    --------    -------- -------- --------
Sales.................... $135,462    $136,475    $133,947 $119,204 $108,264
Cost of sales............   92,564      92,728      89,673   82,957   74,997
                          --------    --------    -------- -------- --------
Gross profit.............   42,898      43,747      44,274   36,247   33,267
Operating expenses:
  Marketing and sales....   24,238      24,574      23,492   20,659   18,387
  Administration.........    8,666       9,365       9,329    7,823    7,463
  Product development....    4,451       4,692       4,428    3,887    3,352
                          --------    --------    -------- -------- --------
                            37,355      38,631      37,249   32,369   29,202
Reorganization costs.....    1,235(a)      --          --       --       --
                          --------    --------    -------- -------- --------
Operating income.........    4,308       5,116       7,025    3,878    4,065
Interest expense.........    3,514       2,803       2,756    2,963    2,499
Other (income) expense...      113         169         177      119      (24)
                          --------    --------    -------- -------- --------
Income before income
 taxes and accounting
 changes.................      681       2,144       4,092      796    1,590
Income taxes.............      405         901       1,716      451      670
                          --------    --------    -------- -------- --------
Income before accounting
 changes.................      276       1,243       2,376      345      920
Accounting changes.......      --          699(b)      --       --       437(c)
                          --------    --------    -------- -------- --------
Net income............... $    276    $  1,942    $  2,376 $    345 $  1,357
                          ========    ========    ======== ======== ========
Earnings per Share:
  Income before
   accounting changes.... $    .04    $    .18    $    .38 $    .05 $    .15
  Accounting changes.....      --          .11(b)      --       --       .07(c)
                          --------    --------    -------- -------- --------
Net income............... $    .04    $    .29    $    .38 $    .05 $    .22
                          ========    ========    ======== ======== ========
Weighted average common
 and common equivalent
 shares outstanding......    6,775       6,781       6,293    6,319    6,232

- --------
(a) Reorganization costs, reflecting employee severance payments, lease termination costs and recruitment and relocation costs which were $1,235 or $.11 a share.

(b) Cumulative effect of change in accounting method at April 1, 1993 to reflect the change in applying overhead costs to inventory.

(c) Changes resulting from adoption of Financial Accounting Standards Board Statement No. 106 on Postretirement Benefits, and change in vacation policy.

                               BALANCE SHEET DATA
                     (In thousands, except per share data)

                                                      MARCH 31,
                                      ------------------------------------------
                                        1995     1994     1993    1992    1991
                                      -------- -------- -------- ------- -------
Total Assets......................... $105,349 $105,652 $100,772 $88,912 $79,713
Working Capital......................   23,427   26,636   23,957  26,827  28,617
Long-term Debt.......................    5,684    8,838    7,919   8,634   7,949
Stockholders' Equity.................   45,461   45,022   39,639  37,247  36,780
Stockholders' Equity Per Share.......     6.72     6.68     6.32    5.94    5.88

                                FINANCIAL RATIOS

                                                       MARCH 31,
                                             ---------------------------------
                                             1995   1994   1993   1992   1991
                                             -----  -----  -----  -----  -----
Current Ratio............................... 1.5:1  1.6:1  1.5:1  1.7:1  2.0:1
Total Liabilities to Stockholders' Equity
 Ratio...................................... 1.3:1  1.3:1  1.5:1  1.4:1  1.2:1
Long-term Debt to Stockholders' Equity Ra-
 tio........................................  .1:1   .2:1   .2:1   .2:1   .2:1
Return on Average Stockholders' Equity......    .6%   4.6%   6.2%    .9%   3.8%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

  The following table presents for the fiscal years ended March 31, 1995, 1994 and 1993, the Company's Consolidated Statements of Income expressed as a percentage of sales and the period-to-period percentage changes in the dollar amounts of the respective line items.


                                                            PERCENT INCREASE
                                                               (DECREASE)
                              PERCENT OF NET SALES         -------------------
                           FISCAL YEAR ENDED MARCH 31,       1995       1994
                          -------------------------------    OVER       OVER
                            1995       1994       1993       1994       1993
                          ---------  ---------  ---------  --------   --------
Sales...................      100.0%     100.0%     100.0%     (0.7)%      1.9%
Cost of sales...........       68.3       67.9       66.9      (0.2)       3.4
                          ---------  ---------  ---------
Gross profit............       31.7       32.1       33.1      (1.9)      (1.2)
Operating expenses:
  Marketing and sales...       17.9       18.0       17.5      (1.4)       4.6
  Administration........        6.4        6.9        7.0      (7.5)       0.4
  Product development...        3.3        3.4        3.3      (5.1)       6.0
                          ---------  ---------  ---------
                               27.6       28.3       27.8      (3.3)       3.7
Reorganization costs....        0.9        --         --        --         --
                          ---------  ---------  ---------
Operating income........        3.2        3.8        5.3     (15.8)     (27.2)
Interest expense........        2.6        2.1        2.1      25.4        1.7
Other expense...........        0.1        0.1        0.1     (33.1)       --
                          ---------  ---------  ---------
Income before income
 taxes and cumulative
 effect of change in ac-
 counting method........        0.5        1.6        3.1     (68.2)     (47.6)
Income taxes............        0.3        0.7        1.3     (55.0)     (47.5)
                          ---------  ---------  ---------
Income before cumulative
 effect of change in
 accounting method......        0.2        0.9        1.8     (77.8)     (47.4)
Cumulative effect of
 change in accounting
 method for valuation of
 inventory, net of in-
 come taxes.............        --         0.5        --        --         --
                          ---------  ---------  ---------
  Net income............        0.2%       1.4%       1.8%    (85.8)%    (18.3)%
                          =========  =========  =========

FISCAL YEAR ENDED MARCH 31, 1995, AS COMPARED TO FISCAL YEAR ENDED MARCH 31,
1994

  Sales for the fiscal year ended March 31, 1995, of $135,462,000 were $1,013,000 below sales for fiscal year 1994, a decrease of 0.7%. Sales of parts, service and consumables were up 10.8% for the recent year compared to the prior year while sales of sterility equipment were down 5.9% and sales of Examining and Operatory Equipment were down 6.9% for the recent year compared to the prior year. Lower equipment sales resulted from continuing buyer uncertainty in the domestic healthcare markets related to healthcare reform and from continuing industry consolidation and retrenchment. Higher sales of parts, service and consumables reflect customer resolve to extend the life of existing equipment in the current environment.

  Incoming orders of $134,535,000 for the recent year were essentially the same when compared to incoming orders of $134,403,000 in the prior year. Stronger orders in the international, scientific and service markets were offset by weaker orders in the domestic healthcare markets. Backlog was $27,145,000 at March 31, 1995, compared to $28,072,000 a year earlier.

  Gross profit of $42,898,000 was $849,000, or 1.9%, lower in fiscal 1995 compared to fiscal 1994, while gross profit as a percentage of sales was 31.7% in the current year versus 32.1% in the prior year. Current year gross profit and gross profit margin were reduced by $371,000 as the result of a strike at the Company's Henrietta, New York, plant in April 1994. The decrease from the prior year (excluding the effect of the strike) was primarily due to the combined effects of lower sales, higher manufacturing costs resulting from reduced production levels, somewhat lower pricing overall, temporary manufacturing inefficiencies associated with the consolidation in December 1994 of the former Elkhorn, Wisconsin, operation with the North Charleston, South Carolina, operation and the comparative impact of implementing the LIFO method for costing substantially all inventories in fiscal 1995. These negative impacts were partially offset by cost reductions implemented during the fiscal year, the favorable gross profit impact of which was first realized during the fourth quarter of fiscal year 1995.

  Effective April 1, 1994, the Company implemented the LIFO method for costing substantially all of its inventories. In fiscal 1994, approximately 44% of the Company's consolidated inventories was valued using the LIFO method, with the balance valued using the FIFO method. During fiscal 1995, the Company recorded incremental LIFO reserves of $656,000 as a result of this change.

  Operating expenses of $37,355,000 decreased $1,276,000, or 3.3%, in fiscal 1995 compared to fiscal 1994. The reduction in operating expenses reflects the implementation of cost reductions during the fiscal year, offset in part by patent litigation costs and new product introduction costs. Overall, operating expenses as a percentage of sales decreased to 27.6% in fiscal 1995 from 28.3% in fiscal 1994.

  Reorganization costs, reflecting employee severance payments, lease termination costs and recruitment and relocation costs, totaling $1,235,000 were recorded in fiscal 1995. These costs are associated with the Company's efforts to lower its break-even point in the face of current market uncertainties while at the same time improve the effectiveness of its operations, organization and structure. Announced measures are intended to reduce costs in excess of $4,000,000 on an annualized basis from what they would otherwise have been. The fiscal 1995 cost associated with each of the measures is: elimination of jobs and other costs and expenses, $733,000; consolidation of sales and service offices including centralization of service dispatch and parts and service order entry, $215,000; and reorganization of the Company into three business units, including the relocation of the Corporate Office from Torrance, California, to Morrisville, North Carolina, $287,000. Reorganization costs remaining to be incurred and expensed in fiscal 1996 are expected to approximate $700,000.

  Operating income of $4,308,000 was $808,000, or 15.8%, lower in fiscal 1995 than in fiscal 1994, reflecting lower gross profit and reorganization costs partially offset by lower operating expenses.

  Interest expense increased $711,000 in fiscal 1995 to $3,514,000. The increase was due primarily to increases in the prime rate, to which most of the Company's debt is related.

  The effective income tax rate increased to approximately 59% in fiscal 1995 compared to 42% in fiscal 1994. The increase in the effective tax rate primarily reflects the impact on the percentage rate calculation of permanent book-to-tax differences stemming from the 50% limitation on the deductibility of travel related expenses applied to reduced taxable income after reorganization costs.

  Income before cumulative effect of change in accounting method of $276,000, or $.04 per share, in the current year, compares to $1,243,000, or $.18 per share, in the prior year, a decrease of $967,000, or 77.8%, reflecting the factors previously discussed.

  During fiscal 1994, the Company recorded the effect of a change in accounting method for applying overhead costs to inventory, which resulted in a cumulative write-up of inventories of $699,000, net of tax, or $.11 per share. (See Note 2 to the Notes to Consolidated Financial Statements.)

  Net Income of $276,000, or $.04 per share, for fiscal 1995, compared to $1,942,000, or $.29 per share, for fiscal 1994, a decrease of 85.8%. Reorganization costs of $1,235,000, costs related to a strike in April 1994 of $371,000 and incremental LIFO reserves of $656,000, taken together with the tax effect discussed above, reduced net income by $1,312,000, or $.19 per share, in fiscal 1995.

FISCAL YEAR ENDED MARCH 31, 1994, AS COMPARED TO FISCAL YEAR ENDED MARCH 31,
1993

  Sales for the fiscal year ended March 31, 1994, of $136,475,000 were $2,528,000 above sales for fiscal year 1993, an increase of 1.9%. Higher sales reflect increased demand for parts, service and consumables, higher shipments of washing and decontamination equipment and incremental shipments of "Hamilton" examination and treatment tables acquired in December 1993, which, taken together, aggregate an increase of 6.3%, partially offset by lower shipments of sterilization equipment, both domestically and in Canada, which aggregated 4.4%. Shipments of Examining and Operatory Equipment were essentially flat when compared to the prior fiscal year.

  Incoming orders of $134,403,000 for the fiscal year were essentially flat when compared to incoming orders in the prior fiscal year of $135,252,000. For fiscal year 1994, incoming orders reflected similar product and market patterns, as did sales. The Company has noted that outstanding bid proposals are at historically high levels, in part due to the Company's entry into the scientific market. However, uncertainty surrounding pending healthcare reform slowed the pace of conversion of bid proposals to purchase orders which resulted in softer demand for hospital equipment. Pricing was more competitive during the fiscal year, with greater competitiveness noted in the scientific market where the Company was a recent market entrant. Backlog was $28,072,000 at March 31, 1994, compared to a backlog of $29,505,000 a year earlier.

  Gross profit of $43,747,000 was $527,000, or 1.2%, lower in fiscal 1994 compared to fiscal 1993, while gross profit as a percentage of sales was 32.1% in fiscal 1994 versus 33.1% in fiscal 1993. The lower gross profit and gross profit margin reflect the unfavorable impact on the Company of lower sales volume of hospital sterilization equipment and greater price competitiveness, combined with the write-off of partially remanufactured sterilizers. These factors more than offset the favorable impact of higher sales of parts, service and consumables and washing and decontamination equipment.

  Operating expenses of $38,631,000 were $1,382,000, or 3.7%, higher in fiscal 1994 than were operating expenses in the prior fiscal year. Sales and marketing expense increased by $1,082,000, or 4.6%, reflecting higher expense for advertising, trade shows and product promotion, including launch of APECS scientific sterilizers. Administrative expense increased $36,000, or 0.4%, reflecting higher professional fees offset by reduced provisions for incentive compensation. Product development expense increased $264,000, or 6.0%, reflecting a somewhat higher level of product development activity. Overall, operating expenses as a percentage of sales increased to 28.3% in fiscal 1994, from 27.8% in the prior fiscal year.

  Operating income of $5,116,000 was $1,909,000, or 27.2%, lower in fiscal 1994 than in the prior fiscal year, reflecting lower gross profit and higher operating expense.

  Interest expense increased $47,000 in fiscal year 1994, to $2,803,000. The increase reflects higher levels of borrowing offset in part by lower interest rates. Additional borrowing was required to finance the purchase of the Hamilton line of examination tables and to support higher levels of inventory.

  The effective income tax rate was essentially unchanged at 42.0% in fiscal year 1994, as compared to 41.9% in fiscal year 1993.

  Effective April 1, 1993, the Company recorded a change in accounting method which resulted in a cumulative write-up of inventories of $699,000 ($1,206,000 before taxes) to adopt the full-absorption method of accounting for inventories, which method allocates manufacturing overhead to production materials as well as to production labor. (See Note 2 of the Notes to Consolidated Financial Statements.)

  Net income of $1,942,000, or $.29 per share, for fiscal 1994, compared to $2,376,000, or $.38 per share in fiscal 1993, a decrease of 18.3%, reflecting the aforementioned factors.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1995, the Company's current ratio was 1.5 to 1 and working capital was $23,427,000. This compares to a current ratio of 1.6 to 1 and working capital of $26,636,000 at March 31, 1994. The changes in current ratio and working capital reflect a $2,983,000 decrease in inventory. The decrease in inventory was principally the result of the Company's inventory reduction program, whereby lower production schedules were initiated in July 1994. Normal production schedules were resumed at each of the Company's manufacturing facilities during the fourth quarter of fiscal 1995. The Company expects to continue efforts to reduce inventory in fiscal 1996. Additionally, the current ratio and working capital reflect a $1,000,000 increase in notes payable and a $680,000 increase in accounts payable. The aforementioned factors were primarily offset by an increase in cash of $1,107,000 and an increase in receivables of $1,510,000. The increase in receivables is primarily attributed to higher fourth quarter sales. At March 31, 1995, Stockholders' Equity per share was $6.72 compared to $6.68 at March 31, 1994.

  During fiscal 1995, net cash provided by operating activities of $6,440,000 reflected the aforementioned decrease in inventories and increase in accounts payable and accrual liabilities partially offset by increases in receivables and other assets. Net cash provided by operating activities was offset by capital expenditures of $3,067,000, including $1,217,000 for new roofs for the Company's Henrietta, New York, facilities, and payments on long-term debt of $3,429,000, which, taken together, resulted in borrowings of $1,000,000 under the Company's revolving line of credit and an increase in cash balances of $1,107,000.

  The Company has announced a series of measures intended to lower its break-even point in the face of current market uncertainties, primarily associated with healthcare reform, while at the same time improve the effectiveness of its operations, organization and structure. Announced measures include elimination of jobs and other costs and expenses, consolidation of sales and service offices, including centralization of service dispatch and parts and service order entry, and reorganization of the Company into three business units, including the relocation of the Corporate Office from Torrance, California, to Morrisville, North Carolina. These measures are intended to reduce costs in excess of $4,000,000 on an annualized basis from what they would otherwise have been. Through March 31, 1995, the Company has incurred $1,235,000 in reorganization costs related to these measures. Reorganization costs remaining to be incurred and expensed in fiscal 1996 are expected to approximate $700,000.

  In December 1994, the Company consolidated its former Elkhorn, Wisconsin, operation with its North Charleston, South Carolina, operation. The consolidation is expected to lower overhead costs by approximately $550,000 on an annualized basis once the operations are fully integrated.

  The Company is directing a significant portion of its research and development efforts to the development of technology utilizing plasma generated neutral species in a sterilizer intended to replace ethylene oxide gas sterilizers and other low temperature alternatives to autoclaves. The Company expects to introduce a commercial product utilizing the technology sometime in 1996. A significant portion of the technology is embedded in patents which MDT has an option to purchase from the inventor and his controlled corporation (jointly referred to as "Exitron"). Development costs are expensed as incurred. The Company has capitalized $780,000 related to the purchase of the technology from Exitron together with related patent and other asset costs. MDT has filed lawsuits against AbTox, Inc., Mundelein, Illinois, in both the United States and Canada seeking to prove infringement of the patents, obtain monetary damages, and restrain AbTox from the sale of a product which MDT believes infringes the patents. AbTox has filed counter claims against MDT and Exitron. In fiscal 1995, MDT spent $469,000 on legal and professional fees related to this matter. MDT expects to expend further amounts in fiscal 1996 to commercialize the technology and to protect its patent position.

  The Company made capital expenditures of $3,067,000 in fiscal 1995 compared to $2,989,000 in fiscal 1994. Capital expenditures are anticipated to total approximately $2,500,000 in fiscal 1996, for production machinery and equipment, tooling and molds. Total committed capital expenditures were approximately $1,333,000 as of March 31, 1995. The Company owns fifteen acres of land in Summerville, South Carolina (adjacent to North Charleston), on which it intends to construct and occupy a new manufacturing and engineering facility and within which operations currently located in four leased facilities in North Charleston will be consolidated. Construction of the new facility has been delayed but is expected to begin in the second half of fiscal 1996 or in the first half of fiscal 1997. The Company estimates that the cost of construction when complete will approximate $6,000,000 and intends to finance the new facility with industrial revenue bonds.

  On June 9, 1995, the Company's wholly owned subsidiary, MDT Diagnostic Company, sold to Maxxim Medical, Inc. certain inventories, fixed assets and intangible assets (including the tradename "Bovie") relating to the Bovie line of electrosurgical products for the sum of $2,600,000 (subject to certain inventory and related adjustments). MDT Diagnostic Company received a payment of $1,000,000 upon closing of the transaction. Maxxim Medical, Inc. also deposited $1,600,000 (representing the balance of the purchase price) into escrow pending final transfer of fixed assets and inventory in September 1995. This transaction is expected to result in a pre-tax gain to the Company of approximately $700,000 during the first quarter of fiscal 1996.

  The Company finances its working capital with a $30,000,000 revolving line of credit with two commercial banks. The line is to be repaid in full with all accrued interest on August 1, 1995, unless renewed. The Company expects to renew and expand the line prior to August 1, 1995. At March 31, 1995, the outstanding principal balance on the revolving line of credit was $25,600,000. (See Note 8 of the Notes to Consolidated Financial Statements.) Management believes that net cash provided by operating activities in conjunction with the Company's credit resources will be sufficient to meet its cash needs for the next 12 months.

  Healthcare reform, both in the public and private sector, has resulted in customer uncertainty, flattened sales and pricing pressures. Independent of healthcare reform proposals, healthcare consolidations and alliances are expected to increase industry efficiencies and strengthen the bargaining position of large providers of healthcare services. Activities intended to contain the rise in healthcare costs could have a negative impact on the Company. However, management anticipates that ultimately certain other longer-term trends in the healthcare industry will contribute to further growth in demand for the Company's products and services. These trends include increasing awareness and concern regarding the transmission of infectious diseases, an aging United States population requiring additional levels of healthcare, expanded use of certain treatments requiring stricter aseptic practices, an increasing number and variety of surgical procedures and greater use of reusable, rather than disposable, surgical articles to support healthcare cost containment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
MDT Corporation:

  We have audited the accompanying consolidated balance sheets of MDT Corporation and subsidiaries as of March 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDT Corporation and subsidiaries as of March 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1995, in conformity with generally accepted accounting principles.

  As discussed in note 2 to the consolidated financial statements, in 1994 the Company changed its method of accounting for inventories.

/s/ KPMG Peat Marwick LLP

Los Angeles, California
May 16, 1995, except as to
 note 17, which is as of
 June 4, 1995.

                        MDT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            MARCH 31, 1995 AND 1994

                                                         1995          1994
                                                     ------------  ------------
                      ASSETS
                      ------
CURRENT ASSETS:
Cash...............................................  $  1,962,000  $    855,000
Receivables:
  Trade accounts...................................    30,958,000    30,137,000
  Other receivables................................       605,000       190,000
  Less allowances for doubtful accounts............      (531,000)     (805,000)
                                                     ------------  ------------
                                                       31,032,000    29,522,000
Inventories (note 5)...............................    37,061,000    40,044,000
Prepaid expenses...................................     2,576,000     2,897,000
                                                     ------------  ------------
    Total current assets...........................    72,631,000    73,318,000
Property, plant and equipment, less accumulated
 depreciation and amortization (note 6)............    28,132,000    27,860,000
Other assets, less accumulated amortization (note
 7)................................................     4,586,000     4,474,000
                                                     ------------  ------------
                                                     $105,349,000  $105,652,000
                                                     ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES:
Note payable (note 8)..............................  $ 25,600,000  $ 24,600,000
Current installments of long-term debt (note 9)....     3,617,000     3,530,000
Accounts payable...................................    11,432,000    10,752,000
Accrued liabilities:
  Compensation, payroll taxes and benefits.........     1,002,000     1,607,000
  Warranty, litigation and other...................     4,550,000     3,518,000
Deferred income....................................     1,922,000     1,767,000
Deferred income taxes (note 13)....................     1,081,000       908,000
                                                     ------------  ------------
    Total current liabilities......................    49,204,000    46,682,000
Long-term debt, less current installments (note 9).     5,684,000     8,838,000
Accrued postretirement benefits (note 14)..........     2,266,000     2,282,000
Deferred income taxes (note 13)....................     2,734,000     2,828,000
                                                     ------------  ------------
    Total liabilities..............................    59,888,000    60,630,000
                                                     ------------  ------------
Stockholders' equity (notes 12 and 13):
  Preferred stock, par value $1.25 per share.
   Authorized 1,600,000 shares; none issued and
   outstanding.....................................           --            --
  Common stock, par value $1.25 per share.
   Authorized 20,000,000 shares; issued and
   outstanding 6,769,431 shares at March 31, 1995
   and 6,742,864 shares at March 31, 1994..........     8,462,000     8,429,000
Additional paid-in capital.........................    27,264,000    27,134,000
Retained earnings..................................     9,735,000     9,459,000
                                                     ------------  ------------
    Total stockholders' equity.....................    45,461,000    45,022,000
Commitments and contingencies (notes 10, 12 and
 14)...............................................
                                                     ------------  ------------
                                                     $105,349,000  $105,652,000
                                                     ============  ============

          See accompanying notes to consolidated financial statements.

                        MDT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                   Years ended March 31, 1995, 1994 and 1993

                                             1995         1994         1993
                                         ------------ ------------ ------------
Sales................................... $135,462,000 $136,475,000 $133,947,000
Cost of sales...........................   92,564,000   92,728,000   89,673,000
                                         ------------ ------------ ------------
Gross profit............................   42,898,000   43,747,000   44,274,000
                                         ------------ ------------ ------------
Operating expenses:
  Marketing and sales...................   24,238,000   24,574,000   23,492,000
  Administration........................    8,666,000    9,365,000    9,329,000
  Product development...................    4,451,000    4,692,000    4,428,000
                                         ------------ ------------ ------------
                                           37,355,000   38,631,000   37,249,000
Reorganization costs (note 3)...........    1,235,000          --           --
                                         ------------ ------------ ------------
Operating income........................    4,308,000    5,116,000    7,025,000
Interest expense........................    3,514,000    2,803,000    2,756,000
Other expense...........................      113,000      169,000      177,000
                                         ------------ ------------ ------------
Income before income taxes and
 cumulative effect of change in
 accounting method......................      681,000    2,144,000    4,092,000
Income taxes (note 13)..................      405,000      901,000    1,716,000
                                         ------------ ------------ ------------
Income before cumulative effect of
 change in accounting method............      276,000    1,243,000    2,376,000
Cumulative effect of change in
 accounting method for valuation of
 inventory, net of income taxes
 (note 2)...............................          --       699,000          --
                                         ------------ ------------ ------------
    Net income.......................... $    276,000 $  1,942,000 $  2,376,000
                                         ============ ============ ============
Earnings per share (note 1):
  Income before cumulative effect of
   change in accounting method.......... $        .04 $        .18 $        .38
  Cumulative effect of change in
   accounting method....................          --           .11          --
                                         ------------ ------------ ------------
    Net income.......................... $        .04 $        .29 $        .38
                                         ============ ============ ============

          See accompanying notes to consolidated financial statements.

                        MDT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   Years ended March 31, 1995, 1994 and 1993

                              COMMON STOCK       ADDITIONAL    RETAINED
                          ---------------------    PAID-IN     EARNINGS
                           SHARES      AMOUNT      CAPITAL    (NOTE 13)     TOTAL
                          ---------  ----------  -----------  ---------- -----------
BALANCES AT MARCH 31,
 1992...................  6,272,513  $7,841,000  $24,265,000  $5,141,000 $37,247,000
Common stock issued--
 stock options (note
 12)....................      7,500       9,000       34,000         --       43,000
Common stock acquired in
 payment of options.....     (3,088)     (4,000)     (23,000)        --      (27,000)
Net income..............        --          --           --    2,376,000   2,376,000
                          ---------  ----------  -----------  ---------- -----------
BALANCES AT MARCH 31,
 1993...................  6,276,925   7,846,000   24,276,000   7,517,000  39,639,000
Common stock issued--
 stock options (note
 12)....................      3,234       4,000       15,000         --       19,000
Common stock issued,
 debt conversion (note
 4).....................    442,477     553,000    2,447,000         --    3,000,000
Common stock--issued
 under the management
 incentive compensation
 plan...................     20,228      26,000      149,000         --      175,000
Tax benefit from conver-
 sion of debt to common
 stock..................        --          --       247,000         --      247,000
Net income..............        --          --           --    1,942,000   1,942,000
                          ---------  ----------  -----------  ---------- -----------
BALANCES AT MARCH 31,
 1994...................  6,742,864   8,429,000   27,134,000   9,459,000  45,022,000
Common stock issued--
 stock options (note
 12)....................     56,000      70,000      288,000         --      358,000
Common stock acquired in
 payment of options.....    (29,433)    (37,000)    (158,000)        --     (195,000)
Net income..............        --          --           --      276,000     276,000
                          ---------  ----------  -----------  ---------- -----------
BALANCES AT MARCH 31,
 1995...................  6,769,431  $8,462,000  $27,264,000  $9,735,000 $45,461,000
                          =========  ==========  ===========  ========== ===========


          See accompanying notes to consolidated financial statements.

                        MDT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Years ended March 31, 1995, 1994 and 1993

                                             1995         1994         1993
                                          -----------  -----------  -----------
Cash flows from operating activities:
 Net income.............................  $   276,000  $ 1,942,000  $ 2,376,000
 Adjustments to reconcile net income to
  net cash provided by
  operating activities:
  Depreciation and amortization.........    3,961,000    3,925,000    3,729,000
  Provision for losses on accounts re-
   ceivable.............................      117,000      368,000      102,000
  Loss on disposal of fixed assets......       26,000        2,000      122,000
  Cumulative effect of change in ac-
   counting method......................          --      (699,000)         --
  Change in assets and liabilities:
   Receivables..........................   (1,627,000)   1,285,000   (2,860,000)
   Inventories..........................    2,983,000   (2,523,000)  (2,017,000)
   Prepaid assets.......................      321,000       84,000     (619,000)
   Other assets.........................     (942,000)    (617,000)    (711,000)
   Accounts payable and other accrued
    liabilities.........................    1,325,000   (3,182,000)   1,289,000
                                          -----------  -----------  -----------
     Net cash provided by operating ac-
      tivities..........................    6,440,000      585,000    1,411,000
                                          -----------  -----------  -----------
Cash flows from investing activities:
 Payment in purchase of specified assets
  of Hamilton and CESCO.................          --    (2,400,000)  (1,797,000)
 Capital expenditures...................   (3,067,000)  (2,989,000)  (2,005,000)
                                          -----------  -----------  -----------
     Net cash used in investing activi-
      ties..............................   (3,067,000)  (5,389,000)  (3,802,000)
                                          -----------  -----------  -----------
Cash flows from financing activities:
 Proceeds from issuance of notes pay-
  able..................................    1,000,000    1,900,000    5,000,000
 Proceeds from issuance of long-term
  note payable..........................          --    10,000,000      162,000
 Net proceeds from issuance of common
  stock.................................      163,000       19,000       16,000
 Principal payments on long-term debt...   (3,429,000)  (7,502,000)  (2,333,000)
                                          -----------  -----------  -----------
     Net cash provided by (used in) fi-
      nancing activities................   (2,266,000)   4,417,000    2,845,000
                                          -----------  -----------  -----------
     Increase (decrease) in cash........    1,107,000     (387,000)     454,000
Cash, beginning of year.................      855,000    1,242,000      788,000
                                          -----------  -----------  -----------
Cash, end of year.......................  $ 1,962,000  $   855,000  $ 1,242,000
                                          ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the year for:
  Interest..............................  $ 3,157,000  $ 2,357,000  $ 2,317,000
  Income taxes..........................      879,000    2,177,000    1,277,000
                                          ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH IN-
 VESTING AND FINANCING
 ACTIVITIES:
 Accounts receivable written off against
  the allowance for
  doubtful accounts.....................  $   391,000  $   207,000  $    60,000
 Capital lease obligations incurred for
  equipment purchases...................      362,000       48,000      940,000
 Subordinated note payable--conversion
  to common stock
  (note 4)..............................          --     3,000,000          --
                                          ===========  ===========  ===========
ACQUISITIONS OF SPECIFIED ASSETS OF HAM-
 ILTON AND CESCO:
 Accounts receivable, inventories,
  equipment and intangibles.............  $       --   $ 2,799,000  $ 5,452,000
 Accounts payable, accrued liabilities
  and long-term debt....................          --      (399,000)  (3,655,000)
                                          -----------  -----------  -----------
 Cash paid in acquisition of specified
  assets of Hamilton and
  CESCO.................................  $       --   $ 2,400,000  $ 1,797,000
                                          ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                        MDT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1995 AND 1994

(1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

  The Company develops, manufactures, markets and services sterility assurance systems, examining and operatory equipment and associated accessories and consumables. These products and services are marketed both domestically and internationally to hospitals, medical and dental practitioners, and governmental, institutional and scientific organizations. The Company has organized its marketing and sales resources to serve these markets.

 Principles of Consolidation

  The consolidated financial statements include the accounts of MDT Corporation and its wholly owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

 Cash and Cash Equivalents

  The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

 Inventories

  Inventories are valued at the lower of cost or market (see note 2). In fiscal 1995, the cost of substantially all of the Company's inventories is determined using the last-in, first-out (LIFO) method. In fiscal 1994, the cost of inventories was determined using both the LIFO and the first-in, first-out
(FIFO) methods.

 Property, Plant and Equipment

  Property, plant and equipment is carried at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense and renewals and improvements are capitalized.

 Other Assets

  Other assets, consisting primarily of patents, trademarks, noncompete, consulting and licensing agreements, are being amortized using the straight-line method over the shorter of their legal or estimated useful lives.

 Product Warranties

  The Company sells its products generally with warranties ranging from one to two years. The estimated cost of repairs under existing warranties has been provided for in the consolidated financial statements.

 Revenue Recognition

  Product sales are recognized when title passes, generally at the time products are shipped. Service sales are recognized ratably over the relevant contractual period or as the service is performed, as appropriate. Service fees received but unearned are included in the consolidated balance sheets as deferred income.

                        MDT CORPORATION AND SUBSIDIARIES

                            MARCH 31, 1995 AND 1994

 Earnings per Share

  Earnings per share are based upon weighted average common and common equivalent shares outstanding, amounting to 6,775,000, 6,781,000 and 6,293,000 shares for each of the three years ended March 31, 1995, 1994 and 1993, respectively. Fully diluted earnings per share is not shown since the calculation is antidilutive.

 Income Taxes

  In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Statement 109 requires a change from the deferred method of accounting for income taxes under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period which includes the enactment date.

  The Company adopted Statement 109 in the fiscal year ended March 31, 1994 and as allowed in Statement 109 has applied the provisions of Statement 109 retroactively to April 1, 1988. Accordingly, all periods prior to March 31, 1994 have been restated.

(2) ACCOUNTING CHANGE

  Effective April 1, 1993, the Company changed its method of applying overhead costs to inventory. Overhead costs attributable to the handling and storage of inventory are based upon the material component of inventory while other overhead costs are applied based upon direct labor dollars. Previously, all overhead costs were allocated to inventory based upon labor dollars. The Company believes that this change is preferable because it more accurately matches costs related with revenues. The cumulative effect of this change on prior years, reported as an increase in net earnings for the year ended March 31, 1994, was $699,000 (net of $507,000 of income taxes) or $.11 a share.

  The effect of the change on fiscal 1994 earnings was to decrease income before cumulative effect of change in accounting principles by $81,000 ($.01 per share). Quarterly results for fiscal 1994 have been restated in note 16 to these consolidated financial statements to reflect the retroactive application of this change after a reduction for related income taxes.

(3) REORGANIZATION COSTS

  During fiscal 1995, plans were developed with the intention of significantly reducing the Company's cost structure and improving the effectiveness of its operations, organization and structure.

  The restructuring program involves the reduction of 70 employees, consolidations of offices and facilities (including the relocation of the Corporate office from Torrance, California to Morrisville, North Carolina) and the reorganization of the Company into three business units.

  The March 31, 1995 consolidated statement of income includes $1,235,000 of pre-tax charges related to the aforementioned employee terminations, facility closures and relocation expenses. At March 31, 1995, $240,000 of this amount, relating to severance and lease termination costs, remained in accrued liabilities.

                        MDT CORPORATION AND SUBSIDIARIES

                            MARCH 31, 1995 AND 1994

  It is estimated that an additional $700,000 will be incurred and expensed in fiscal 1996 to complete the plan.

(4) ACQUISITIONS

  In fiscal year 1992, the Company acquired certain assets (principally inventories and specified fixed assets) from the equipment division of Smith & Nephew, Inc., a manufacturer of operating room tables and other hospital equipment, for certain consideration including a convertible note payable to the seller of $3,000,000. The acquisition was accounted for as a purchase.

  During fiscal year 1994, Smith & Nephew, Inc. converted the $3,000,000 note to 442,477 shares of common stock at $6.78 per share.

  In connection with the conversion, the tax basis of the Company's investment in the underlying assets was increased, resulting in additional deductible amounts for Federal and state tax purposes. In fiscal year 1994, approximately $476,000 was deductible for Federal and state tax purposes. The tax effect of this basis difference was reflected as an addition to additional paid-in capital in the consolidated statements of stockholders' equity.

  On August 31, 1992, the Company acquired the Consolidated Equipment Supply Corporation (CESCO), a manufacturer of cleaning and decontaminating equipment, for $2,500,000 in cash and a note payable of $2,500,000 in exchange for all of the outstanding shares of CESCO stock and related noncompetition and consulting agreements. Approximately $703,000 of the purchased assets were immediately converted to cash. The acquisition was accounted for as a purchase; accordingly, the acquired assets and liabilities were recorded at estimated fair values at the date of acquisition.

  On December 1, 1993, the Company acquired the Hamilton line (principally inventories, fixed assets and intangibles) of examination tables from Mesa Industries Inc. for $2,400,000 in cash and a $399,000 promissory note. The acquisition was accounted for as a purchase; accordingly, the acquired assets and liabilities were recorded at estimated fair market values at the date of acquisition.

(5) INVENTORIES

  Inventories at March 31, 1995 and 1994 consist of the following:

                                                            1995        1994
                                                         ----------- -----------
      Raw materials..................................... $13,788,000 $13,513,000
      Work-in-process...................................   7,131,000   7,802,000
      Finished goods....................................  16,142,000  18,729,000
                                                         ----------- -----------
                                                         $37,061,000 $40,044,000
                                                         =========== ===========

  Certain inventories are valued using the LIFO method and comprise approximately 97% and 44% of consolidated inventories at March 31, 1995 and 1994, respectively. As a result of this increase, incremental LIFO reserves of $656,000 were recorded in fiscal 1995. Inventories valued using the LIFO method would be $2,716,000 and $2,130,000 greater at March 31, 1995 and 1994, respectively, using the FIFO method. The book value of LIFO inventories differs from the underlying tax basis due to an acquisition made by the Company in July 1987. At March 31, 1995 and 1994, LIFO inventories for book purposes exceeded those for tax purposes by $8,170,000 and $8,860,000, respectively.

                        MDT CORPORATION AND SUBSIDIARIES

                            MARCH 31, 1995 AND 1994

(6) PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment at March 31, 1995 and 1994 consist of the following:

                                                                   ESTIMATED
                                            1995        1994      USEFUL LIVES
                                         ----------- ----------- --------------
Land.................................... $ 3,824,000 $ 3,824,000       --
Buildings and improvements..............  12,845,000  11,684,000 20 to 40 years
Leasehold improvements..................   1,077,000     939,000 Term of leases
Machinery and equipment.................  24,114,000  22,493,000 10 to 20 years
Computers, office equipment and furni-
 ture...................................   6,347,000   6,032,000 5 to 12 years
                                         ----------- -----------
                                          48,207,000  44,972,000
Less accumulated depreciation and amor-
 tization...............................  20,075,000  17,112,000
                                         ----------- -----------
                                         $28,132,000 $27,860,000
                                         =========== ===========

(7) OTHER ASSETS

  Other assets at March 31, 1995 and 1994 consist of the following:

                                                                   AMORTIZATION
                                               1995       1994        PERIOD
                                            ---------- ---------- --------------
Patents and trademarks..................... $4,834,000 $4,000,000 10 to 17 years
Consulting and noncompete agreements.......  4,450,000  4,450,000  3 to 5 years
License agreements.........................  1,038,000  1,038,000    5 years
Other......................................    381,000    273,000       --
                                            ---------- ----------
                                            10,703,000  9,761,000
Less accumulated amortization..............  6,117,000  5,287,000
                                            ---------- ----------
                                            $4,586,000 $4,474,000
                                            ========== ==========

(8) NOTES PAYABLE

  The Company has a secured line of credit with two commercial banks which provides for advances up to $30,000,000 at .25% above the banks' prime rate of interest (aggregate of 9.25% at March 31, 1995). In addition, the Company pays a quarterly commitment fee of .25% per annum on the average unused amount. The line is to be repaid in full, with all accrued interest, on August 1, 1995. The line is secured by inventories, accounts receivable, equipment and intangible assets. The Company is currently negotiating a renewal of a similar line of credit agreement with its lenders.

                        MDT CORPORATION AND SUBSIDIARIES

                            MARCH 31, 1995 AND 1994

(9) LONG-TERM DEBT

  Long-term debt at March 31, 1995 and 1994 is summarized as follows:

                                                             1995       1994
                                                          ---------- ----------
Secured term-loan payable to two commercial banks in
 monthly principal installments of $166,667, due August
 1, 1998, at the banks' prime rate plus 5/8% (9.625% at
 March 31, 1995). A separate interest agreement capped
 the rate at 8.9% with a floor rate of 6%. The interest
 rate agreement was entered into at no cost to the
 Company and expires August 1, 1998...................... $6,833,000 $8,833,000
Secured equipment leases payable in monthly or quarterly
 installments ranging from $250 to $36,000, including
 interest at rates ranging from 9.89% to 14.08% due
 through January 2000....................................  1,001,000    905,000
Subordinated note payable to an individual in 10
 quarterly installments of $250,000, commencing on
 September 30, 1993. Interest is payable quarterly at a
 rate generally equal to the prime lending rate (9% at
 March 31, 1995).........................................  1,000,000  2,000,000
Subordinated note payable in quarterly installments of
 $31,576, due September 30, 1996, with the balance
 bearing interest at prime plus 2% (11% at March 31,
 1995)...................................................    189,000    316,000
Secured mortgage loan payable to a commercial bank in
 monthly installments of $3,481, due December 1997, with
 the balance bearing interest at an adjustable rate
 (7.25% on March 31, 1995)...............................    137,000    165,000
Pennsylvania Industrial Development Authority Loan
 payable in monthly installments of $1,545, due in
 January 2006, with the balance bearing interest at 7.0%.    141,000    149,000
                                                          ---------- ----------
                                                           9,301,000 12,368,000
Less current installments................................  3,617,000  3,530,000
                                                          ---------- ----------
                                                          $5,684,000 $8,838,000
                                                          ========== ==========

  The secured term-loan and credit line (note 8) agreements contain certain restrictions on purchases of fixed assets and payment of dividends and various covenants regarding financial ratios. All covenants were either met or waived for the period ended March 31, 1995. The term-loan agreement is secured by inventories, accounts receivable, equipment and intangible assets.

  The aggregate maturities of long-term debt for fiscal years subsequent to March 31, 1995 are as follows:

      1996........................................................... $3,617,000
      1997...........................................................  2,374,000
      1998...........................................................  2,235,000
      1999...........................................................    933,000
      2000...........................................................     53,000
      Thereafter.....................................................     89,000
                                                                      ----------
                                                                      $9,301,000
                                                                      ==========

                        MDT CORPORATION AND SUBSIDIARIES

                            MARCH 31, 1995 AND 1994

(10) COMMITMENTS AND CONTINGENT LIABILITIES

 Operating Leases

  The Company occupies manufacturing, warehousing and office facilities under terms of operating leases which expire at various dates through August 2001. The annual minimum lease payments thereunder for the years subsequent to March 31, 1995 are as follows: 1996, $605,000; 1997, $244,000; 1998, $160,000; 1999,
$129,000; 2000, $102,000 and thereafter, $136,000. Lease expense totaled $1,076,000, $942,000 and $739,000 for each of the three years ended March 31, 1995, 1994 and 1993, respectively.

 Royalties

  The Company has purchased product rights, assembly blueprints and related documentation for certain products under arrangements calling for licensing royalties over periods up to 12 years. Royalty fees generally range from 4% to 10% of specified product sales. Total royalty payments made under these arrangements approximated $144,000, $185,000 and $228,000 in 1995, 1994 and
1993, respectively.

 Product Liability

  The Company is a party to various claims and legal actions arising during the ordinary course of business. With respect to product liability claims, the Company's costs and any potential judgments resulting from such claims would be covered by the Company's product liability insurance, except for deductible limits and self-insured retentions. The Company intends to defend such claims in cooperation with its insurers. It is management's opinion that any eventual outcome will not have a material adverse effect on the Company's financial position or results of operations.

(11) COMMON STOCK PURCHASE RIGHTS

  The Company has a common stock purchase rights plan under which it has issued one common stock purchase right (Right) for each outstanding share of common stock. Each Right entitles the holder to purchase one-fourth share of common stock at a price of $8, subject to adjustment.

  The Rights become exercisable ten days after any public announcement that a person or group has acquired beneficial ownership of 20% or more of the Company's common stock, or announces a tender offer or exchange offer for 20% of the stock, without the prior approval of the Board of Directors.

  If a person or group acquires beneficial ownership of 20% or more of the Company, then each holder of a Right, other than the acquiring person or group, may thereafter receive upon exercise of four times the exercise price, that number of shares of the Company's common stock or equivalents having a market value of eight times the exercise price.

  Subsequent to such stock acquisition, if the Company is acquired in a merger or other business combination, or 50% of the Company's assets or earning power is sold or transferred, each holder of a Right, other than the acquiring person or group, may thereafter receive, upon the exercise and payment of four times the exercise price, that number of shares of common stock of the acquiring company having a market value of eight times the exercise price at the time of such transaction.

                        MDT CORPORATION AND SUBSIDIARIES

                            MARCH 31, 1995 AND 1994

  With certain restrictions, the Board of Directors may redeem the Rights or exchange them for shares of common stock. The Rights will expire on February 27, 2000, unless extended or unless earlier redeemed or exchanged by the Company. At March 31, 1995, the Company has 1,692,358 shares of common stock reserved for the Rights.

(12) STOCK OPTIONS

  The Company has a stock option plan which provides for the granting to directors and employees of the Company options to purchase up to 1,200,000 shares of the Company's common stock. The options may be granted for terms up to ten years, and the exercise price must be at least equal to the fair market value of the common stock on the date of grant. Options are exercisable one year after the date of grant. If an option is granted to any person owning more than 10% of the voting power of all classes of the Company's capital stock, the exercise price of the option must be at least 110% of the fair market value of the common stock on the date of grant. At March 31, 1995, options for 724,766 shares were outstanding, of which 584,766 shares were exercisable. At that date, 221,770 shares remained available for future grant under the plan. The aggregate option price for outstanding options at March 31, 1995, 1994 and 1993 was $4,268,000, $4,882,000 and $4,609,000, respectively.

  Transactions and other information relating to stock options for each of the three years ended March 31, 1995 are summarized as follows:

                                                           NUMBER     OPTION
                                                             OF        PRICE
                                                           SHARES    PER SHARE
                                                          --------  -----------
      Options outstanding at March 31, 1992..............  557,270  $5.25--6.94
        Options granted..................................  601,500   5.44--8.81
        Options exercised................................   (7,500)  5.25--5.88
        Options cancelled or expired..................... (359,770)  5.25--6.63
                                                          --------
      Options outstanding at March 31, 1993..............  791,500   5.44--8.81
        Options granted..................................   51,000   6.79--8.56
        Options exercised................................   (3,234)  5.44--6.50
        Options cancelled or expired.....................  (20,000)  5.44--6.50
                                                          --------
      Options outstanding at March 31, 1994..............  819,266   5.44--8.81
        Options granted..................................  140,000   5.56--6.50
        Options exercised................................  (56,000)  5.94--6.50
        Options cancelled or expired..................... (178,500)  5.44--8.56
                                                          --------
      Options outstanding at March 31, 1995..............  724,766   5.44--8.81

(13) INCOME TAXES

  The domestic and foreign components of income before income taxes and accounting changes are as follows:

                                                 1995       1994        1993
                                               --------  ----------  ----------
      United States........................... $728,000  $2,578,000  $3,961,000
      Foreign.................................  (47,000)   (434,000)    131,000
                                               --------  ----------  ----------
      Income before income taxes and
       accounting changes..................... $681,000  $2,144,000  $4,092,000
                                               ========  ==========  ==========

                        MDT CORPORATION AND SUBSIDIARIES

                            MARCH 31, 1995 AND 1994

  Actual income tax expense differs from the "expected" tax expense computed by applying the United States corporate tax rate of 34% to income before income taxes and accounting changes as follows:

                                                  1995      1994       1993
                                                --------  --------  ----------
Computed "expected" tax expense................ $232,000  $729,000  $1,386,000
Earnings of foreign subsidiaries...............   (6,000)  (42,000)     11,000
Meals and entertainment........................   94,000    42,000      36,000
State taxes (net of Federal income tax bene-
 fit)..........................................  108,000   187,000     287,000
Other, including purchase accounting differ-
 ences.........................................  (23,000)  (15,000)     (4,000)
                                                --------  --------  ----------
                                                $405,000  $901,000  $1,716,000

  Components of income tax expense are as follows:

                                                          ALLOCATED
                                                              TO
                                                          ACCOUNTING
                                                           CHANGES
                                    CURRENT      OTHER     (NOTE 2)    TOTAL
                                   ----------  ---------  ---------- ----------
1995:
  Federal......................... $  275,000  $ (12,000)  $    --   $  263,000
  State...........................    171,000     (8,000)       --      163,000
  Foreign.........................    (21,000)       --         --      (21,000)
                                   ----------  ---------   --------  ----------
                                   $  425,000  $ (20,000)  $    --   $  405,000
1994:
  Federal......................... $1,438,000  $(615,000)  $410,000  $1,233,000
  State...........................    485,000   (201,000)    97,000     381,000
  Foreign.........................   (206,000)       --         --     (206,000)
                                   ----------  ---------   --------  ----------
                                   $1,717,000  $(816,000)  $507,000  $1,408,000
1993:
  Federal......................... $1,015,000  $ 210,000   $    --   $1,225,000
  State...........................    364,000     72,000        --      436,000
  Foreign.........................     55,000        --         --       55,000
                                   ----------  ---------   --------  ----------
                                   $1,434,000  $ 282,000   $    --   $1,716,000

  The "other" component of income tax expense represents the tax effect of deferred tax charges (principally reserves not yet deductible for Federal and state income tax purposes), stock option benefits and purchase accounting liability payments.

  As discussed in note 1, the Company adopted Statement 109 in its fiscal year ended March 31, 1994, and as allowed in Statement 109, elected to apply the provisions of Statement 109 retroactively to April 1, 1988. The cumulative effect of the change in the method of accounting for income taxes as of April 1, 1988 was a charge to retained earnings and stockholders' equity of approximately $3.1 million. This cumulative effect adjustment principally reflects financial statement and tax basis differences in the value of inventory and buildings resulting from the Castle Company acquisition as reported in the fiscal year ended March 31, 1988. In addition to the cumulative effect adjustment, a separate adjustment was required under Statement 109 to restate any assets or liabilities previously recorded net-of-tax under Opinion 11 to their pretax (gross) amounts. The pretax (gross) amount is the

                        MDT CORPORATION AND SUBSIDIARIES

                            MARCH 31, 1995 AND 1994

amount of asset or liability which would have been recorded if net-of-tax accounting had not been used in the acquisition. The effect of this adjustment on the Company was to eliminate the remaining balance in the deferred tax asset account relating to the previously recorded net-of-tax adjustments and to increase the building asset account by approximately $2.1 million. For all periods ending subsequent to April 1, 1988, and throughout the life of the building, the annual financial statement impact (i.e., depreciation expense less deferred tax impact) associated with this step-up in the building asset will be a reduction of net income of $51,000. The financial statements for the years ending subsequent to April 1, 1988 have been restated to comply with the provisions of Statement 109.

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at March 31, 1995 and 1994 are presented below:

                                                         1995         1994
                                                      -----------  -----------
Deferred tax assets:
  Accounts receivable, principally due to allowance
   for doubtful accounts............................. $   238,000  $   181,000
  Intangible assets, principally due to amortization.     256,000      162,000
  Acquisition accrual................................         --       149,000
  Severance accrual..................................      86,000          --
  Warranty accrual...................................     670,000      626,000
  Product liability self-insurance accrual...........     270,000      240,000
  Deferred income....................................     169,000      170,000
  Postretirement benefit.............................     976,000      993,000
  Other..............................................       7,000       56,000
                                                      -----------  -----------
    Total deferred tax assets........................   2,672,000    2,577,000
                                                      ===========  ===========
Deferred tax liabilities:
  Inventories........................................   2,332,000    2,196,000
  Prepaid commissions................................     190,000      220,000
  Property, plant and equipment......................   1,947,000    1,947,000
  Accumulated depreciation...........................   1,670,000    1,650,000
  Intangible assets..................................     348,000      300,000
                                                      -----------  -----------
    Total deferred liabilities.......................   6,487,000    6,313,000
                                                      -----------  -----------
    Net deferred tax liability.......................  (3,815,000)  (3,736,000)
Less current deferred tax liability..................  (1,081,000)    (908,000)
                                                      -----------  -----------
    Long-term deferred income tax liability.......... $(2,734,000) $(2,828,000)
                                                      ===========  ===========

                        MDT CORPORATION AND SUBSIDIARIES

                            MARCH 31, 1995 AND 1994

(14) EMPLOYEE RETIREMENT AND BENEFIT PLANS

 Defined Benefit Pension Plan

  The Company provides a defined benefit pension plan covering certain employees. The plan provides benefits of stated amounts for each year of service. The Company's funding policy for the plan is to make at least the minimum annual contributions required by applicable law.

  The components of the net periodic pension cost for each of the years ended March 31, 1995, 1994 and 1993 are as follows:

                                                 1995       1994       1993
                                               ---------  ---------  ---------
   Service cost--benefits earned during the
    period...................................  $ 173,000  $ 154,000  $ 151,000
   Interest cost on projected benefit obliga-
    tion.....................................    519,000    479,000    463,000
   Actual return on plan assets..............   (408,000)    (4,000)  (917,000)
   Net amortization and deferral.............   (120,000)  (561,000)   418,000
                                               ---------  ---------  ---------
     Net periodic pension cost...............  $ 164,000  $  68,000  $ 115,000
                                               =========  =========  =========

  For determining net periodic pension cost, the weighted-average discount rate and expected long-term rate of return on assets is 8% for all years presented.

  The following table summarizes the funded status of the plan and the amounts recognized in the Company's consolidated balance sheets at March 31, 1995 and 1994:

                                                            1995        1994
                                                         ----------  ----------
   Actuarial present value of benefit obligations:
   Vested benefit obligation...........................  $5,731,000  $6,439,000
   Nonvested benefit obligation........................     985,000      77,000
                                                         ----------  ----------
   Accumulated benefit obligation......................  $6,716,000  $6,516,000
                                                         ==========  ==========
   Projected benefit obligation........................  $6,716,000  $6,516,000
   Plan assets at fair value (principally equity and
    debt securities)...................................   6,722,000   6,669,000
                                                         ----------  ----------
   Plan assets in excess of projected benefit obliga-
    tion...............................................       6,000     153,000
   Unrecognized net loss...............................     155,000     264,000
   Unrecognized net transition asset at April 1, 1988,
    amortized over 15 years............................    (550,000)   (618,000)
   Unrecognized prior service cost.....................     690,000     584,000
                                                         ----------  ----------
   Pension asset recognized in the consolidated balance
    sheets.............................................  $  301,000  $  383,000
                                                         ==========  ==========

                        MDT CORPORATION AND SUBSIDIARIES

                            MARCH 31, 1995 AND 1994

 Retirement Plan

  The Company provides a defined contribution retirement plan covering certain employees of the Company with at least one year of service. The plan provides for contributions of 3% of salaries and wages, exclusive of bonuses, plus 3% of each participant's compensation in excess of the Social Security earnings base. Amounts allocated to a participant's account are subject to a vesting schedule under which a participant would be 20% vested after one year of service and 20% vested for each year of service thereafter. Contributions to the plan totaled $1,049,000, $1,069,000 and $954,000 for the years ended March 31, 1995, 1994 and 1993, respectively.

 Savings and Thrift Plans

  The Company provides savings and thrift plans in which all employees are eligible to participate. Participants may contribute up to 6% of their compensation while receiving up to 50% matching contributions from the Company. The Company's contributions become vested at a rate of 20% after the first year of service and 20% for each year of service thereafter. The Company's contributions under the plan totaled $708,000, $704,000 and $605,000 for the years ended March 31, 1995, 1994 and 1993, respectively.

 Supplemental Executive Retirement Plan

  The Company has a Supplemental Executive Retirement Plan (SERP) for officers of the Company and its subsidiaries. The SERP supplements retirement benefits payable to officers under the Retirement Plan and the Savings and Thrift Plan. Contributions to the SERP began in 1992 and were $106,000, $87,000 and $76,000 for 1995, 1994 and 1993, respectively. The contributions are actuarially determined based on age, service time and salary levels of participants.

 Postretirement Medical Benefits

  The Company sponsors a defined medical benefit plan for retired employees. Under the plan, benefits are payable to three separate employee groups. The Company is committed to pay a fixed dollar contribution towards retiree medical benefits for two of the component groups. The third group, consisting of employees who retire between the ages of 62 and 65 (with a service requirement of 25 years), is covered for medical benefits under the same plan as active employees, with such benefits being discontinued when the participant turns 65. The Company does not fund benefits in advance of payment thereof.

  The following table sets forth the plan's funded status reconciled with the amount shown in the Company's consolidated balance sheets at March 31, 1995 and 1994:

                                                           1995        1994
                                                        ----------  ----------
      Accumulated postretirement benefit obligation:
        Retirees at age 65............................. $  934,000  $1,047,000
        Retirees at ages 62--65........................    293,000     310,000
        Active employees...............................    976,000   1,062,000
                                                        ----------  ----------
                                                         2,203,000   2,419,000
      Plus actuarial gain..............................    246,000      38,000
      Less prior service cost..........................    (10,000)    (11,000)
      Plan assets at fair value                                --          --
                                                        ----------  ----------
      Accrued postretirement benefit obligation........  2,439,000   2,446,000
      Less current portion.............................    173,000     164,000
                                                        ----------  ----------
      Accrued postretirement benefit liability......... $2,266,000  $2,282,000
                                                        ==========  ==========

                        MDT CORPORATION AND SUBSIDIARIES

                            MARCH 31, 1995 AND 1994

  Net periodic postretirement benefit cost for the years ended March 31, 1995, 1994 and 1993 is as follows:

                                                       1995     1994     1993
                                                     -------- -------- --------
   Service cost--benefits attributed to service
    during the period............................... $ 63,000 $ 65,000 $ 65,000
   Interest cost on accumulated postretirement
    benefit obligation..............................  184,000  186,000  186,000
   Actual return on plan assets.....................      --       --       --
   Amortization and deferral........................      --       --       --
                                                     -------- -------- --------
     Net periodic postretirement benefit cost....... $247,000 $251,000 $251,000
                                                     ======== ======== ========

  For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits (nonfixed portion) was assumed for 1995; the rate was assumed to decrease gradually to 5.0% for 2005 and remain at that level thereafter. The health care cost trend rate assumption only affects retirees ages 62-65, as all other contributions are fixed. The effect of a 1.0% increase in the assumed health care cost trend to each year would increase the accumulated postretirement benefit obligation as of March 31, 1995 by $32,000 and the aggregate net periodic postretirement benefit cost for the year ended March 31, 1995 would remain approximately equal. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.5%, 8.0% and 8.0% in 1995, 1994 and 1993, respectively.

(15) BUSINESS SEGMENT AND FOREIGN EXPORT SALES

  The Company operates in one business segment, the manufacture and service of devices and consumables for the health care professions.

  Revenues by geographic area for the years ended March 31, 1995, 1994 and 1993 are as follows (in thousands):

                                                                 MIDDLE
                                                                  EAST
                                  UNITED         PACIFIC WESTERN  AND
                                  STATES  CANADA  BASIN  EUROPE  OTHER   TOTAL
                                 -------- ------ ------- ------- ------ --------
   1995......................... $111,297 $7,182 $9,291  $1,821  $5,871 $135,462
   1994.........................  114,374  8,192  7,347   2,101   4,461  136,475
   1993.........................  111,038  9,150  6,972   3,003   3,784  133,947

                        MDT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                            MARCH 31, 1995 AND 1994

(16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  The following table summarizes financial information by quarter for the two years ended March 31, 1995 and 1994 (in thousands, except per share data):

                                                                     INCOME (LOSS)
                                           INCOME (LOSS)               PER SHARE
                                               BEFORE                    BEFORE
                                             CUMULATIVE                CUMULATIVE
                                             EFFECT OF                 EFFECT OF
                                             CHANGE IN                 CHANGE IN    NET INCOME
                                    GROSS  ACCOUNTING FOR NET INCOME ACCOUNTING FOR (LOSS) PER
                         NET SALES PROFIT   INVENTORIES     (LOSS)    INVENTORIES     SHARE
                         --------- ------- -------------- ---------- -------------- ----------
1995:
First quarter........... $ 32,194  $10,664     $ (237)      $ (237)      $(.04)       $(.04)
Second quarter..........   33,818   10,417        248          248         .04          .04
Third quarter...........   34,049   10,207        122          122         .02          .02
Fourth quarter..........   35,401   11,610        143          143         .02          .02
                         --------  -------     ------       ------       -----        -----
                         $135,462  $42,898     $  276       $  276       $ .04        $ .04
                         ========  =======     ======       ======       =====        =====
1994:
First quarter........... $ 33,996  $11,557     $  594       $1,293       $ .09        $ .20
Second quarter..........   34,209   11,675        755          755         .11          .11
Third quarter...........   33,536   10,416        158          158         .02          .02
Fourth quarter..........   34,734   10,099       (264)        (264)       (.04)        (.04)
                         --------  -------     ------       ------       -----        -----
                         $136,475  $43,747     $1,243       $1,942       $ .18        $ .29
                         ========  =======     ======       ======       =====        =====

  Certain reclassifications have been made to the previously released 1995 quarterly information to conform with the year-end reporting.

(17) SUBSEQUENT EVENT

  On June 4, 1995, MDT Diagnostic Company, a wholly owned subsidiary, entered into an agreement to sell certain inventories, fixed assets and intangible assets, including the right to use the tradename "Bovie" to Maxxim Medical, Inc.

  The transaction is expected to close in June 1995. The terms of the agreement call for the payment of $1,000,000 to the Company upon closing with an additional $1,600,000 escrowed pending final transfer of fixed assets and inventory. It is expected that this transaction will result in a pretax gain of approximately $700,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to the directors and executive officers of MDT Corporation appearing under the captions "Election of Directors," "Executive Officers" and "Section 16 Compliance" on pages 3 through 5, 11 through 12, and 25, respectively, of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information relating to director and executive officer compensation appearing under the captions "Compensation Committee Interlocks and Insider
Participation," "Directors Compensation" and "Executive Compensation" on pages 5 through 7 and pages 13 through 19 of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information relating to the security ownership of certain beneficial owners and management appearing under the caption "Beneficial Ownership of Common Stock" on pages 8 through 10 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information relating to certain relationships and related transactions appearing under the caption "Certain Transactions" on page 25 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Consolidated Financial Statements

    The following consolidated financial statements of the registrant and its subsidiaries and report of independent auditors are included in Item 8 of this Annual Report:

    Independent Auditors' Report.

    Consolidated Balance Sheets--March 31, 1995 and 1994.

    Consolidated Statements of Income--Years ended March 31, 1995, 1994 and
    1993.

    Consolidated Statements of Stockholders' Equity--Years ended March 31, 1995, 1994 and 1993.

    Consolidated Statements of Cash Flows--Years ended March 31, 1995, 1994 and 1993.

    Notes to Consolidated Financial Statements.

    As permitted by Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended, the registrant hereby files the financial statements required by Form 11-K with respect to the MDT Corporation Savings and Thrift Plan for Hourly Employees, the MDT Corporation Savings and Thrift Plan for Salaried Employees and the MDT Corporation Savings and Thrift Plan for Union Employees. These financial statements and the reports of independent auditors are attached hereto as Exhibits 99.1 through 99.3 and are incorporated in this Annual Report on Form 10-K by reference.

  2. Consolidated Financial Statement Schedules

    The following Schedule to the Consolidated Financial Statements is included herein:

    Independent Auditors' Report on Supporting Schedule, page 41.

    Schedule for the three years ended March 31, 1995:

    Schedule VIII Valuation and Qualifying Accounts, page 42.

  3. Exhibits

      The Exhibit Index set forth immediately after the Consolidated Financial Statement Schedules of this Annual Report is incorporated herein by this reference.

(b) Reports on Form 8-K

    During the quarter ending March 31, 1995, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 1995
                                          MDT Corporation

                                          By:    /s/ J. Miles Branagan
                                            ___________________________________
                                                     J. Miles Branagan
                                                 Chairman of the Board of
                                                        Directors,
                                                Chief Executive Officer and
                                                         President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             SIGNATURE                             TITLE                    DATE
             ---------                             -----                    ----
         J. Miles Branagan             Chairman of the Board of        June 28, 1995
____________________________________   Directors and Chief
         J. Miles Branagan             Executive Officer and
                                       President (Principal
                                       Executive Officer)


  /s/    Lawrence G. Crowley           Director                        June 28, 1995
____________________________________
         Lawrence G. Crowley


  /s/    LaMoyne H. Fleming            Director                        June 28, 1995
____________________________________
         LaMoyne H. Fleming


                                       Director
____________________________________
         Charles A. French


  /s/    John S. Gilbertson            Director                        June 28, 1995
____________________________________
         John S. Gilbertson


  /s/    Charles E. Johnson            Director                        June 28, 1995
____________________________________
         Charles E. Johnson


  /s/      Clark D. Jones              Director                        June 28, 1995
____________________________________
           Clark D. Jones


  /s/  Katherine A. Schipper           Director                        June 28, 1995
____________________________________
       Katherine A. Schipper


  /s/       John C Shamy               Director                        June 28, 1995
____________________________________
            John C Shamy


  /s/      Thomas M. Hein              Vice President, Finance,        June 28, 1995
____________________________________   Chief Financial Officer and
           Thomas M. Hein              Treasurer (Principal
                                       Financial and Accounting
                                       Officer)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
MDT Corporation:

  Under date of May 16, 1995, except as to Note 17 which is as of June 4, 1995, we reported on the consolidated balance sheets of MDT Corporation and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of income, retained earnings, and cash flows for each of the years in the three-year period ended March 31, 1995, as contained in the 1995 annual report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. Our report refers to a change in the method of accounting for inventories. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule VIII included herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP

Los Angeles, California
May 16, 1995, except
 as to note 17, which is
 as of June 4, 1995

                                                                   SCHEDULE VIII

                        MDT CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED MARCH 31, 1995, 1994 AND 1993

                                                 CHARGED
                                        BALANCE  TO COST                BALANCE
                                       BEGINNING   AND                   AT END
                                        OF YEAR  EXPENSES DEDUCTIONS(1) OF YEAR
                                       --------- -------- ------------- --------
Year ended March 31, 1995:
  allowance for doubtful accounts..... $805,000  $117,000   $391,000    $531,000
                                       --------  --------   --------    --------
Year ended March 31, 1994:
  allowance for doubtful accounts..... $644,000  $368,000   $207,000    $805,000
                                       --------  --------   --------    --------
Year ended March 31, 1993:
  allowance for doubtful accounts..... $602,000  $102,000   $ 60,000    $644,000
                                       --------  --------   --------    --------

- --------
(1)Bad debts written off net of recoveries.

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
   NO.                         DESCRIPTION                             PAGE
 -------                       -----------                         ------------
    2.1  Asset Purchase and Sale Agreement, dated as of November
         19, 1993, by and between MDT Diagnostic Company and
         Mesa Industries, Inc. (incorporated by reference to
         Exhibit 10.11 of the Company's Annual Report on Form
         10-K for the fiscal year ended March 31, 1994 (File No.
         0-15308) (the "1994 Form 10-K")).*
    2.2  Agreement of Purchase and Sale of Assets, dated as of
         June 4, 1995, by and among Maxxim Medical, Inc., MDT
         Diagnostic Company and MDT Corporation.
    3.1  Certificate of Incorporation of MDT Corporation, as
         amended (incorporated by reference to Exhibit 3.1 of
         the Company's Registration Statement on Form S-1
         (Registration No. 33-28981) declared effective June 23,
         1989).*
    3.2  Bylaws of MDT Corporation, as amended.
    4    The Company agrees to furnish to the Commission upon
         request a copy of each instrument with respect to
         issues of long-term debt of the Company and its
         subsidiaries, the authorized principal amount of which
         does not exceed 10% of the consolidated assets of the
         Company and its subsidiaries.
   10.1  MDT Corporation Amended and Restated 1987 Stock Option
         Plan (incorporated by reference to Exhibit 10.1 of the
         Company's Annual Report on Form 10-K for the fiscal
         year ended March 31, 1993 (File No. O-15308) (the "1993
         Form 10-K")).*
 10.2.1  MDT Corporation Retirement Plan (as amended and
         restated through April 1, 1989) (incorporated by
         reference to Exhibit 10.2 of the Company's Annual
         Report on Form 10-K for the fiscal year ended March 31,
         1992 (File No. 0-15308) (the "1992 Form 10-K")).*
 10.2.2  Amendment No. 1993-I to the MDT Corporation Retirement
         Plan (incorporated by reference to Exhibit 10.2.2 of
         the 1994 Form 10-K).*
 10.2.3  Amendment No. 1994-I to the MDT Corporation Retirement
         Plan (incorporated by reference to Exhibit 10.2.3 of
         the 1994 Form 10-K).*
 10.3.1  MDT Corporation Savings and Thrift Plan for Salaried
         Employees (amended and restated as of January 1, 1989)
         (incorporated by reference to Exhibit 10.4 of the 1992
         Form 10-K).*
 10.3.2  Amendment No. 1993-I to the MDT Corporation Savings and
         Thrift Plan for Salaried Employees (incorporated by
         reference to Exhibit 10.3.2 of the 1994 Form 10-K).*
 10.3.3  Amendment No. 1994-I to the MDT Corporation Savings and
         Thrift Plan for Salaried Employees (incorporated by
         reference to Exhibit 10.3.3 of the 1994 Form 10-K).*
   10.4  MDT Corporation Supplemental Executive Retirement Plan,
         as amended (incorporated by reference to Exhibit 10.4
         of the 1994 Form 10-K).*
 10.5.1  MDT Corporation Management Incentive Compensation Plan,
         dated and effective as of April 1, 1987, as amended
         through March 31, 1995 (incorporated by reference to
         Exhibit 10.5 of the 1994 Form 10-K).*
 10.5.2  Addendum G to MDT Corporation Management Incentive
         Compensation Plan (Fiscal Year 1996).

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
   NO.                         DESCRIPTION                             PAGE
 -------                       -----------                         ------------
  10.6.1 Employment Agreement between MDT Corporation and J.
         Miles Branagan, dated as of April 1, 1995.
  10.6.2 Employment Agreement between MDT Corporation and Thomas
         M. Hein, dated as of April 1, 1995.
  10.6.3 Employment Agreement between MDT Corporation and
         William T. Hilvert, dated as of April 1, 1995.
  10.6.4 Employment Agreement between MDT Biologic Company and
         Melvin K. Nerby, dated as of April 1, 1995.
  10.6.5 Employment Agreement between MDT Biologic Company and
         Michael L. Schneier, dated as of April 1, 1995.
  10.6.6 Employment Agreement between MDT Diagnostic Company and
         Charles B. Swenson, dated as of April 1, 1995.
  10.6.7 Employment Agreement between MDT Technionic Company and
         Richard G. Kinsey, dated as of April 1, 1995.
  10.6.8 Employment Agreement between MDT Corporation and
         Creighton A. White, dated as of April 1, 1995.
    10.7 Lease between MDT Corporation and Petula Associates,
         Ltd., dated February 17, 1995.
  10.8.1 Lease Agreement between MDT Diagnostic Company and
         Ashley Industrial Developers, dated August 9, 1994.
  10.8.2 Lease Agreement between MDT Diagnostic Company and
         Carolina Industrial Developers, dated August 9, 1994.
  10.8.3 Lease Agreement between MDT Diagnostic Company and
         Carolina Industrial Developers, dated August 9, 1994.
  10.8.4 Lease Agreement between MDT, Inc. and D.E. Gressett, dated June 1, 1995.
    10.9 Credit Agreement, dated August 20, 1993, among MDT
         Corporation, MDT Biologic Company, MDT Diagnostic
         Company, MDT Canada Limited and Wells Fargo Bank,
         National Association, as Agent (incorporated by
         reference to Exhibit 10.9 of the 1994 Form 10-K).*
 10.10.1 Rights Agreement between MDT Corporation and Bank of
         America, NT & SA, as Rights Agent, dated as of February
         12, 1990 (incorporated by reference to Exhibit 2.1 to
         the Registration Statement on Form 8-A filed with the
         Securities and Exchange Commission on February 13,
         1990).*
 10.10.2 Agreement amending the Rights Agreement, dated as of
         August 1, 1992, between MDT Corporation and Chemical
         Trust Company of California (incorporated by reference
         to Exhibit 10.11.2 of the 1993 Form 10-K).*
    11   Statement regarding computation of per share earnings.
    21   Subsidiaries of MDT Corporation.
    23.1 Consent of KPMG Peat Marwick.

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
   NO.                         DESCRIPTION                            PAGE
 -------                       -----------                        ------------
    23.2 Consent of KPMG Peat Marwick with respect to financial statements contained in Exhibits 99.1 through 99.3.
    27   Financial Data Schedule.
    99.1 MDT Corporation Savings and Thrift Plan (Hourly
         Employees) Financial Statements and Schedules and
         Report of Independent Auditors for the Two Years Ended
         December 31, 1994.
    99.2 MDT Corporation Savings and Thrift Plan (Salaried
         Employees) Financial Statements and Schedules and
         Report of Independent Auditors for the Two Years Ended
         December 31, 1994.
    99.3 MDT Corporation Savings and Thrift Plan (Union
         Employees) Financial Statements and Schedules and
         Report of Independent Auditors for the Two Years Ended
         December 31, 1994.

- --------
*Incorporated by reference.