Form 10-Q
period 1995-06-30
MDT CORP /DE/
filed 1995-08-14
CIK 806089

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Check One)

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----------
EXCHANGE ACT of 1934

For the quarterly period ended                    June 30, 1995
                               -----------------------------------------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----------
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________________

                       Commission File Number  0-15308
                                               -------

                                MDT CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                        87-0287585
-------------------------------------------            -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

Stratford Hall, Suite 200, 1009 Slater Road
Morrisville, North Carolina                                       27560
-------------------------------------------            -------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code           (919) 941-9745
                                                       ------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X        No
    -----------      -----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1.25 par value                         6,769,431 Shares
-------------------------------             ------------------------------------
        Class                                 Outstanding as of July 31, 1995

                                MDT CORPORATION

                                     INDEX

Part I    Financial Information                                 Page
          ---------------------                                 ----
        Item 1 - Financial Statements

          Consolidated Balance Sheets -                          1
             June 30, 1995, and March 31, 1995

          Consolidated Statements of Operations -                2
             Three Months Ended June 30, 1995,
             and 1994

          Consolidated Statements of Cash Flows -                3
             Three Months Ended June 30, 1995,
             and 1994

          Notes to Consolidated Financial Statements           4-6

        Item 2 - Management's Discussion and                   7-9
                    Analysis of Financial Condition
                    and Results of Operations

Part II   Other Information
          -----------------
        Item 4 - Submission of Matters to a Vote
                    of Security Holders                         10

        Item 6 - Exhibits and Reports on Form 8-K               10

          Signatures                                            11
          ----------

          Exhibits
          --------
             10.1  Amendment to Bank Credit Agreement,
                      dated as of August 1, 1995

             10.2  Addendum to Lease Agreement between MDT
                      and D.E. Gressette, dated July 6, 1995

             11.0  Computation of Earnings Per Share -
                      Three Months Ended June 30, 1995, and 1994

             27.0  Financial Data Schedule

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                       MDT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                 June 30, 1995  March 31, 1995
                                                 -------------  --------------
                                                  (Unaudited)       (Audited)
                                    ASSETS
Current Assets:

Cash                                               $  1,421,000   $  1,962,000
Accounts Receivable, Less Allowance for
  Doubtful Accounts of $575,000 and $531,000         30,077,000     31,032,000
Inventories, at Cost                                 38,121,000     37,061,000
Prepaid Expenses                                      3,137,000      2,576,000
                                                   ------------   ------------
      Total Current Assets                           72,756,000     72,631,000
Property, Plant and Equipment, at Cost,
  Less Accumulated Depreciation and
  Amortization of $20,760,000 and $20,075,000        27,773,000     28,132,000
Other Assets, at Cost, Less Accumulated
  Amortization of $6,335,000 and $6,117,000           4,451,000      4,586,000
                                                   ------------   ------------
     Total Assets                                  $104,980,000   $105,349,000
                                                   ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Note Payable                                       $ 26,500,000   $ 25,600,000
Current Installments of Long-Term Debt                3,371,000      3,617,000
Accounts Payable                                     11,157,000     11,432,000
Accrued Liabilities:
  Compensation, Payroll Taxes and Benefits            1,034,000      1,002,000
  Warranty, Litigation and Other                      4,150,000      4,550,000

Deferred Income                                       1,807,000      1,922,000
Deferred Income Taxes                                   926,000      1,081,000
                                                   ------------   ------------
     Total Current Liabilities                       48,945,000     49,204,000

Long-Term Debt, Less Current Installments             5,126,000      5,684,000
Accrued Postretirement Benefits                       2,266,000      2,266,000
Deferred Income Taxes                                 2,734,000      2,734,000
                                                   ------------   ------------
     Total Liabilities                               59,071,000     59,888,000

Stockholders' Equity:

  Preferred Stock, Par Value $1.25 Per Share;
    Authorized 1,600,000 Shares;
    Issued and Outstanding, None                              -              -
  Common Stock, Par Value $1.25 Per Share;
    Authorized 20,000,000 Shares;
    Issued and Outstanding 6,769,431 Shares at
    June 30, 1995, and 6,769,431 Shares at
    March 31, 1995                                    8,462,000      8,462,000
Paid-In Capital                                      27,264,000     27,264,000
Retained Earnings                                    10,183,000      9,735,000
                                                   ------------   ------------
  Total Stockholders' Equity                         45,909,000     45,461,000
                                                   ------------   ------------
     Total Liabilities and Stockholders' Equity    $104,980,000   $105,349,000
                                                   ============   ============

The accompanying notes are an integral part of these consolidated financial statements.
                                      -1-

                       MDT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE MONTHS ENDED JUNE 30,

                                  (Unaudited)

                                           1995           1994
                                       ------------   ------------

Sales                                  $30,899,000    $32,194,000

Cost of Sales                           20,831,000     21,530,000
                                       -----------    -----------

Gross Profit                            10,068,000     10,664,000
                                       -----------    -----------

Operating Expenses:
  Marketing and Sales                    5,515,000      6,440,000
  Administration                         2,397,000      2,243,000
  Product Development                      987,000      1,135,000
                                       -----------    -----------
                                         8,899,000      9,818,000
                                       -----------    -----------

Reorganization Costs                       229,000        430,000

Operating Income                           940,000        416,000

Interest Expense                           905,000        787,000
Other(Income) Expense                     (750,000)        40,000
                                       -----------    -----------

Income (Loss) Before Income Taxes          785,000       (411,000)

Income Taxes (Benefit)                     337,000       (174,000)
                                       -----------    -----------

       Net Income (Loss)               $   448,000    $  (237,000)
                                       ===========    ===========


       Earnings (Loss) Per Share       $       .07     $     (.04)
                                       ===========     ===========

Weighted Average Number of
 Shares Outstanding                      6,814,000      6,743,000


The accompanying notes are an integral part of these consolidated financial statements.

                       MDT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          THREE MONTHS ENDED JUNE 30,

                                  (Unaudited)

                                                               1995           1994
                                                           ------------   ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:

  Net income (loss)                                        $   448,000    $  (237,000)
  Adjustments to reconcile net income (loss) to net
    cash used by operating activities:
      Depreciation and amortization                          1,008,000      1,037,000
      Provision for losses on accounts receivable               65,000         82,000
      Gain on sale of Bovie product line                      (712,000)             -
      Change in assets and liabilities net of effects
        from sale of Bovie product line:
         Decrease in accounts receivable                       441,000        948,000
         Increase in inventories                            (1,160,000)      (991,000)
         Increase in prepaid expenses                         (560,000)    (1,083,000)
         Increase in other assets                                    -        (37,000)
         Decrease in accounts payable and
          accrued liabilities                                 (574,000)      (656,000)
                                                           -----------    -----------
Net cash used by operating activities                       (1,044,000)      (937,000)
                                                           -----------    -----------
Cash flows from investing activities:
 Capital expenditures                                         (594,000)    (1,142,000)
 Proceeds from sale of Bovie product line                    1,000,000              -
                                                           -----------    -----------
 Net cash provided (used) by investing activities              406,000     (1,142,000)
                                                           -----------    -----------
Cash flows from financing activities:

  Net borrowings on short-term line of credit                  900,000      3,000,000
  Principal payments on long-term debt                        (803,000)      (914,000)
                                                            ----------     ----------
  Net cash provided by financing activities                     97,000      2,086,000
                                                            ----------     ----------

  Net increase (decrease) in cash                             (541,000)         7,000
Cash, beginning of period                                    1,962,000        855,000
                                                            ----------     ----------
Cash, end of period                                         $1,421,000    $   862,000
                                                            ==========    ===========
Supplemental disclosure of cash flow information
 Cash paid during the period for:
    Interest                                               $   768,000    $   584,000
    Income Taxes                                                44,000        227,000
                                                           ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

          The financial information included herein is unaudited except for the balance sheet as of March 31, 1995. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim periods. Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to the method of presentation used in the first quarter financial statements. These reclassifications have no effect on the consolidated financial position as previously reported.

          The results of operations for the three-month period ending June 30, 1995, are not necessarily indicative of the results to be expected for the full year.

NOTE 2:   INVENTORIES

          Inventory was valued using the LIFO method at June 30, 1995, and March 31, 1995.

The composition of inventories at June 30, 1995, and March 31, 1995, is as follows:

                          June 30, 1995   March 31, 1995
                          -------------   --------------

     Raw Materials          $21,930,000      $22,641,000
     Work-In Process          4,619,000        3,618,000
     Finished Goods          11,572,000       10,802,000
                            -----------      -----------
                            $38,121,000      $37,061,000
                            ===========      ===========

NOTE 3:   NOTE PAYABLE

          Prior to August 1, 1995, the Company had a secured revolving line of credit with two commercial banks which provided for advances up to $30,000,000 at 1/4% above the banks' prime rate of interest (aggregate of 9 1/4% at June 30, 1995) with a LIBOR plus 2 1/4% interest rate option. On August 1, 1995, the Company renewed the $30,000,000 revolving line of credit with the same commercial banks. The new $30,000,000 secured revolving line of credit bears interest at the banks' prime rate of interest, with a LIBOR plus 2 1/4% interest rate option. The line is to be repaid in full, with all accrued interest, on August 1, 1997, unless renewed. There is a commitment fee of 1/4% per annum on the unused portion of the revolving line of credit, payable quarterly in arrears and accruing from August 1, 1995. No compensating balances are required. The revolving line of credit is secured by inventories, accounts receivable, equipment and intangible assets.

NOTE 4:   LONG-TERM DEBT

Long-term debt at June 30, 1995, is summarized as follows:

     Secured term-loan payable to two commercial banks
      in monthly principal installments of $166,667,
      due August 1, 1998, at the banks' prime rate plus
      5/8% (9.625% at June 30, 1995).  A separate interest
      rate agreement caps the base rate at 8.9% with a floor
      rate of 6% and expires August 1, 1998....................  $6,333,000

     Secured equipment leases payable in monthly or quarterly
      installments ranging from $250 to $36,000, including
      interest at rates ranging from 10.46% to 14.08%, due
      through January 31, 1999 ...............................      988,000

     Subordinated note payable to an individual in quarterly
      installments of $250,000, due December 31, 1995, with the
      balance bearing interest at a rate generally equal
      to the prime lending rate (9.0% at June 30, 1995)........     750,000

     Subordinated note payable to a company in quarterly
      installments of $31,576, due September 30, 1996, with
      the balance bearing interest at prime plus 2%
      (11.0% at June 30, 1995).................................     158,000

     Secured mortgage loan payable to a commercial bank, due
        December 1997, with balance bearing interest at an
        adjustable rate (7.50% on June 30, 1995)...............     129,000

     Pennsylvania Industrial Development Authority Loan payable in monthly installments of $1,545 due in January 2006,
        with the balance bearing interest at 7.0%..............     139,000
                                                                 ----------
                                                                 $8,497,000
Less current installments                                         3,371,000
                                                                 ----------
                                                                 $5,126,000
                                                                 ==========

          On August 1, 1995, the Company replaced its existing secured term-loan with two commercial banks with a new $12,000,000 five year secured term-loan, with the same commercial banks payable in monthly principal installments of $200,000 beginning September 1, 1995, at the banks' prime rate plus 1/4%. The additional funds will be used to reduce borrowing under the Company's revolving line of credit. The term-loan is due August 1, 2000.

NOTE 5:   SALE OF A PRODUCT LINE

          On June 9, 1995, the Company's wholly owned subsidary, MDT Diagnostic Company, sold certain inventories, fixed assets and intangible assets relating to its line of electrosurgical products, including the right to use the tradename "Bovie", to Maxxim Medical, Inc. for $2,600,000 cash, subject to certain inventory and other related adjustments.

          As of June 30, 1995, the Company had recognized a pre-tax gain of $712,000 on the sale and had collected $1,000,000 of the sale price. The remaining $1,600,000 of the sale price was deposited by Maxxim Medical, Inc. in an escrow account and will be paid to the Company upon final transfer of assets on August 31, 1995, subject to the aforementioned adjustments.

Item 2

                       MDT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 VS. 1994

          Sales for the three months ended June 30, 1995, of $30,899,000 were $1,295,000 lower than sales for the comparative quarter in 1994, a decline of 4.0%. Sales of parts, service and consumables by MDT Technionic and sales of other items during the quarter ended June 30, 1995, were $12,790,000, or 15.0% higher than for the comparative quarter in 1994. This increase was offset by reductions in sales of sterility assurance systems by MDT Biologic and examining and operatory equipment by MDT Diagnostic of $2,101,000, or 14.2%, and $860,000, or 13.7%, respectively, over the comparative periods. The decrease in product sales during the first quarter of fiscal year 1996 resulted in part from a "bunching" of customer shipment dates into the second quarter and further reflects continuing buyer uncertainty in the domestic healthcare markets related to healthcare reform and industry consolidation and retrenchment.

          The following table summarizes the sales contribution of each product group for the quarters ended June 30, 1995, and 1994:

(dollars in thousands)                         QUARTER ENDED JUNE 30,
---------------------------------------------------------------------
                                                  1995     1994
---------------------------------------------------------------------
MDT Biologic
   Sterility Assurance Systems Group            $12,684   $14,785
MDT Diagnostic
   Examining and Operatory Equipment Group        5,425     6,285
MDT Technionic
   Product Support Group                         12,307    11,250
Other Items                                         483      (126)
                                                -------   -------
           Total Sales                          $30,899   $32,194
                                                =======   =======

          Incoming orders of $32,844,000 for the quarter represent an increase of $138,000, or .4%, compared to the first quarter a year earlier, reflecting continued strong demand for parts, service and consumables, offset by weak demand for equipment. The backlog of orders of $28,496,000 at June 30, 1995, was reduced by $594,000 as a result of the sale of a product line in the recent quarter and compared to backlog of $28,583,000 a year earlier.

          Gross profit of $10,068,000 was $596,000, or 5.6%, lower in the current quarter, while gross profit as a percentage of sales was 32.6% versus 33.1% in the comparative quarter a year earlier. Lower gross profit reflected lower sales volume coupled with competitive selling prices.

          Operating expenses of $8,899,000 were $919,000, or 9.4%, lower in the first quarter than were operating expenses in the comparative quarter a year earlier. The reduction in operating expenses reflects the implementation of cost reductions, offset in part by patent litigation costs of $239,000 before taxes, or $.02 a share. Overall, operating expenses as a percentage of sales decreased 1.7% to 28.8% in the first quarter of fiscal 1996 compared to 30.5% in the first quarter of fiscal 1995 in spite of lower sales.

          Reorganization costs, primarily reflecting relocation costs of $229,000, recorded in the first quarter were $201,000 lower when compared to the same period one year earlier. These costs were incurred in connection with the Company's efforts to lower its break-even point in the face of current market uncertainties while at the same time improve the effectiveness of its operations, organization and structure. Announced measures are intended to reduce costs in excess of $4,000,000 on an annualized basis from what they would otherwise have been. Since the inception of the reorganization in fiscal year 1995, a total of $1,464,000 has been expensed. Reorganization costs remaining to be incurred and expensed through the balance of fiscal year 1996 are expected to approximate $450,000.

          Operating income of $940,000 was $524,000, or 126.0%, higher in the first quarter than was operating income for the comparative quarter in 1995, reflecting the aforementioned cost reductions and reorganization efforts.

          Interest expense increased by $118,000 between the comparative quarters, reflecting higher interest rates on lower average borrowings.

          Other income of $750,000 includes a pre-tax gain of $712,000, or $.06 per share, from the sale of the Bovie line of electrosurgery products to Maxxim Medical, Inc. The sales price was $2,600,000 cash subject to certain inventory and other related adjustments. The remaining $38,000 of other income represents foreign exchange gains generated by accounts payable denominated in United States dollars at the Company's Canadian distribution operation.

          Net income of $448,000, or $.07 per share, in the first quarter ended June 30, 1995, compared to a loss of $237,000, or $.04 per share, in the same quarter a year earlier. The $.11 per share increase on lower revenues in the current year is primarily attributed to the Company's efforts to reorganize into three cost effective business units, thereby lowering operating expenses as a percentage of net sales by 1.7%, lower reorganization costs in the current quarter, a gain on the sale of the Bovie product line and the lack of the costs associated with a strike in the Henrietta, New York, plant in the earlier period. These favorable factors were partially offset by patent litigation costs and volume related, unfavorable manufacturing costs incurred in the first quarter of fiscal year 1996.

LIQUIDITY AND CAPITAL RESOURCES AT JUNE 30, 1995
------------------------------------------------

          During the first quarter, cash used by operating activities of $1,044,000, capital expenditures of $594,000 and payments of long-term debt of $803,000, offset by a $1,000,000 cash receipt from the sale of the Bovie product line, taken together, resulted in borrowings of $900,000, under the Company's revolving line of credit.

          Effective August 1, 1995, the Company expanded and extended its Bank Credit Agreement with Wells Fargo Bank and Chemical Bank. Wells Fargo will continue to serve as Agent under the Agreement. The Company renewed for two years a $30,000,000 revolving line of credit and established a new five year amortizing term-loan of $12,000,000, replacing a term-loan with a balance of $6,333,000 as of June 30, 1995. Interest on the revolving line was reduced 1/4% to prime while interest on the term-loan was reduced 3/8% to prime plus 1/4%. The Credit Agreement will continue to be secured by the assets of the Company, other than land and buildings, and will contain covenants which are tied generally to performance, as well as other customary and usual provisions.

          On June 9, 1995, the Company's wholly owned subsidiary, MDT Diagnostic Company, sold to Maxxim Medical, Inc. certain inventories, fixed assets and intangible assets (including the trade name "Bovie") relating to the Bovie line of electrosurgical products for the sum of $2,600,000 cash (subject to certain inventory and related adjustments). MDT Diagnostic Company received a payment of $1,000,000 upon closing of the transaction. Maxxim Medical, Inc. also deposited $1,600,000 (representing the balance of the purchase price) into escrow pending the final transfer of assets August 31, 1995.

          Capital expenditures are anticipated to approximate $2,500,000 in fiscal year 1996 principally for production machinery and equipment, tooling and molds. Total committed capital expenditures were approximately $1,197,000 as of June 30, 1995.

          Management believes that net cash provided by operating activities in conjunction with the Company's expanded and extended Bank Credit Agreement and other credit resources will be sufficient to meet the operating cash needs of the Company for the next twelve months.

PART II - OTHER INFORMATION

Item 4  Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

          On July 19, 1995, the Company held its Annual Meeting of Stockholders. At the meeting the Stockholders elected nine persons to the Board of Directors and ratified the appointment of KPMG Peat Marwick LLP as the Company's independent accountants. The voting results on these matters were as follows:


Directors                                       Votes For         Votes Withheld
-------------------------------               -------------       --------------
J. Miles Branagan                                 4,806,716            1,240,413
LaMoyne H. Fleming, D.D.S.                        5,859,362              187,767
Charles A. French                                 5,866,065              181,064
John S. Gilbertson                                5,865,565              181,564
Charles E. Johnson                                5,865,987              181,142
Clark D. Jones                                    5,863,631              183,498
James B.D. Mark, M.D.                             5,866,344              180,785
Katherine A. Schipper, Ph.D.                      5,866,665              180,464
John C Shamy                                      5,814,629              232,500


   Independant                                                               Broker
   Accountants                    Votes For   Votes Against   Abstentions   Non-Votes
-------------------------------   ---------   -------------   -----------   ---------
KPMG Peat Marwick LLP             6,022,629          11,008        13,492           0

Item 6  Exhibits and Reports on Form 8-K
        --------------------------------

        A.  Exhibits:

            Exhibit
            Number        Description
            -------       -----------
            10.1          Amendment to Bank Credit Agreement,
                          dated as of August 1, 1995

            10.2          Addendum to Lease Agreement between
                          MDT and D.E. Gressette,
                          dated July 6, 1995

            11.0          Computation of Earnings Per Share
                          Three Months Ended June 30, 1995, and 1994

            27.0          Financial Data Schedule


        B. Reports on Form 8-K - No reports on Form 8-K were filed in the quarter ended June 30, 1995.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      MDT Corporation



                      By: /s/  Thomas Hein
                      ------------------------------------
                      Thomas Hein, Chief Financial Officer
                      (Duly Authorized Officer and Principal Financial Officer)



Date:  August 11, 1995
      -----------------