Form 10-Q
period 1995-09-30
MDT CORP /DE/
filed 1995-11-14
CIK 806089

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Check One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----------
EXCHANGE ACT of 1934

For the quarterly period ended                September 30, 1995
                              -------------------------------------------------

                                      OR

--------TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  ----------------------
                        Commission File Number  0-15308
                                                -------

                                MDT CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                           87-0287585
------------------------------------------            ------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)
Stratford Hall, Suite 200, 1009 Slater Road
Morrisville, North Carolina                                    27560
----------------------------------------               -----------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code         (919) 941-9745
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

Yes      X        No
    -----------      ----------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1.25 par value                          6,769,431 Shares
-----------------------------                 ----------------------------------
           Class                              Outstanding as of October 31, 1995

                                MDT CORPORATION

                                     INDEX


Part I       Financial Information                                     Page
             ---------------------                                     ----

             Item 1 - Financial Statements

                      Consolidated Balance Sheets -                       1
                      September 30, 1995, and March 31, 1995

                      Consolidated Statements of Income -                 2
                      Three Months Ended September 30, 1995,
                      and 1994

                      Consolidated Statements of Income -                 3
                      Six Months Ended September 30, 1995,
                      and 1994

                      Consolidated Statements of Cash Flows -             4
                      Six Months Ended September 30, 1995,
                      and 1994

                      Notes to Consolidated Financial Statements        5-6

             Item 2 - Management's Discussion and                      7-10
                      Analysis of Financial Condition
                      and Results of Operations


Part II      Other Information
             -----------------

             Item 1 - Legal Proceedings                                  11

             Item 4 - Submission of Matters to a Vote of                 11
                      Security Holders

             Item 6 - Exhibits and Reports on Form 8-K                   11

             Signatures                                                  12
             ----------

             Exhibits
             --------

             11.0     Computation of Earnings Per Share -                13
                      Three Months Ended September 30,
                      1995, and 1994
                      Computation of Earnings Per Share -                14
                      Six Months Ended September 30,
                      1995, and 1994

             27.0     Financial Data Schedule                            15


Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                       MDT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                             September 30, 1995      March 31, 1995
                                                             ------------------      --------------
                                                                 (Unaudited)            (Audited)
                                    ASSETS
Current Assets:

Cash                                                          $     1,047,000       $      1,962,000
Accounts Receivable, Less Allowance for
   Doubtful Accounts of $680,000 and $531,000                      28,414,000             31,032,000
Inventories, at Cost                                               37,513,000             37,061,000
Prepaid Expenses                                                    2,902,000              2,576,000
                                                               ---------------       ----------------
        Total Current Assets                                       69,876,000             72,631,000
Property, Plant and Equipment, at Cost,
   Less Accumulated Depreciation and
   Amortization of $21,522,000 and $20,075,000                     27,540,000             28,132,000
Other Assets, at Cost, Less Accumulated
   Amortization of $6,517,000 and $6,117,000                        4,360,000              4,586,000
                                                               ---------------       ----------------
        Total Assets                                          $   101,776,000       $    105,349,000
                                                               ===============       ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

Note Payable                                                  $    21,000,000       $     25,600,000
Current Installments of Long-Term Debt                              3,347,000              3,617,000
Accounts Payable                                                    9,948,000             11,432,000
Accrued Liabilities:
   Compensation, Payroll Taxes and Benefits                         1,123,000              1,002,000
   Warranty, Litigation and Other                                   3,771,000              4,550,000

Deferred Income                                                     1,711,000              1,922,000
Deferred Income Taxes                                                 184,000              1,081,000
                                                               ---------------       ----------------
        Total Current Liabilities                                  41,084,000             49,204,000

Long-Term Debt, Less Current Installments                          10,139,000              5,684,000
Accrued Postretirement Benefits                                     2,266,000              2,266,000
Deferred Income Taxes                                               2,734,000              2,734,000
                                                               ---------------       ----------------
        Total Liabilities                                          56,223,000             59,888,000

Stockholders' Equity:
   Preferred Stock, Par Value $1.25 Per Share;
      Authorized 1,600,000 Shares; Issued and
      Outstanding, None                                                   -                     -
   Common Stock, Par Value $1.25 Per Share;
      Authorized 20,000,000 Shares;
      Issued and Outstanding 6,769,431 Shares at
      September 30, 1995 and 6,769,431 Shares at
      March 31, 1995                                                8,462,000              8,462,000
Paid-In Capital                                                    27,264,000             27,264,000
Retained Earnings                                                   9,827,000              9,735,000
                                                               ---------------       ----------------
   Total Stockholders' Equity                                      45,553,000             45,461,000
                                                               ---------------       ----------------
        Total Liabilities and Stockholders' Equity            $   101,776,000       $    105,349,000
                                                               ===============       ================

The accompanying notes are an integral part of these consolidated financial statements.

                       MDT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       THREE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)

                                          1995                        1994
                                      -------------               -------------

Sales                                $  33,303,000               $  33,818,000

Cost of Sales                           23,389,000                  23,401,000
                                      -------------               -------------

Gross Profit                             9,914,000                  10,417,000
                                      -------------               -------------

Operating Expenses:
   Marketing and Sales                   5,626,000                   5,445,000
   Administration                        2,444,000                   2,222,000
   Product Development                   1,029,000                   1,203,000
                                      -------------               -------------
                                         9,099,000                   8,870,000
                                      -------------               -------------

Reorganization Costs                       338,000                     303,000
                                      -------------               -------------

Operating Income                           477,000                   1,244,000

Interest Expense                           832,000                     820,000
Other (Income) Expense                     252,000                      (4,000)
                                      -------------               -------------

Income (Loss) Before Income Taxes         (607,000)                    428,000

Income Tax Expense (Benefit)              (252,000)                    180,000
                                      -------------               -------------

Net Income (Loss)                    $    (355,000)              $     248,000
                                      =============               =============


Earnings (Loss) Per Share            $        (.05)              $         .04
                                      =============               =============

Weighted Average Number of Shares
   Outstanding                           6,769,000                   6,743,000


The accompanying notes are an integral part of these consolidated financial statements.

                       MDT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                        SIX MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)


                                          1995               1994
                                      -------------      ------------
Sales                                $  64,201,000      $  66,012,000

Cost of Sales                           44,220,000         44,931,000
                                      -------------      ------------

Gross Profit                            19,981,000         21,081,000
                                      -------------      ------------

Operating Expenses:
   Marketing and Sales                  11,140,000         11,885,000
   Administration                        4,840,000          4,464,000
   Product Development                   2,017,000          2,338,000
                                      -------------      -------------
                                        17,997,000         18,687,000
                                      -------------      -------------

Reorganization Costs                       567,000            733,000
                                      -------------      -------------

Operating Income                         1,417,000          1,661,000

Interest Expense                         1,738,000          1,606,000
Other (Income) Expense                    (498,000)            36,000
                                      -------------      -------------


Income Before Income Taxes                 177,000             19,000

Income Tax Expense                          85,000              8,000
                                      -------------      -------------

Net Income                           $      92,000      $      11,000
                                      =============      =============


Earnings per share                   $         .01       $        .00
                                      =============     ==============

Weighted Average Number of Shares
   Outstanding                           6,833,000          6,743,000



The accompanying notes are an integral part of these consolidated financial statements.

                       MDT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        SIX MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)


                                                                         1995                   1994
                                                                     -------------          -------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
   Net income                                                        $     92,000           $     11,000
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Depreciation and amortization                                  1,955,000              2,035,000
         Provision for losses on accounts receivable                      136,000                109,000
         Gain on sale of Bovie product line                              (518,000)                -
         Change in assets and liabilities net of effects
            from sale of Bovie product line:
            Decrease in accounts receivable                             2,307,000                830,000
            (Increase) Decrease in inventories                         (2,619,000)             1,438,000
            (Increase) in other assets                                     -                     (74,000)
            (Increase) in prepaid assets                                 (326,000)            (1,788,000)
            (Decrease) in accounts payable and accrued liabilities     (2,911,000)            (1,589,000)
                                                                     -------------          -------------
Net cash provided (used) by operating activities                       (1,884,000)               972,000
                                                                     -------------          -------------

Cash flows from investing activities:
   Capital expenditures                                                (1,216,000)            (2,550,000)
   Proceeds from sale of Bovie product line                             2,600,000                 -
                                                                     -------------          -------------
   Net cash provided (used) by investing activities                     1,384,000             (2,550,000)
                                                                     -------------          -------------

Cash flows from financing activities:
   Net borrowings (payments) on short-term line of credit              (4,600,000)             3,600,000
   Proceeds from long-term debt                                         6,000,000                 -
   Principal payments of long-term debt                                (1,815,000)            (1,643,000)
                                                                     -------------          -------------
   Net cash provided (used) by financing activities                      (415,000)             1,957,000
                                                                     -------------          -------------

Net increase (decrease) in cash                                          (915,000)               379,000
Cash, beginning of period                                               1,962,000                855,000
                                                                     -------------          -------------
Cash, end of period                                                  $  1,047,000           $  1,234,000
                                                                     =============          =============

Supplemental disclosure of cash flow information
   Cash paid during the period for:
      Interest                                                       $  1,559,000           $  1,354,000
      Income Taxes                                                        531,000                278,000
                                                                     =============          =============

Supplemental disclosure of non-cash investing and
   financing activities:
   Capital lease obligation incurred for equipment purchases         $      -               $    163,000
                                                                     =============          =============


The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

          The financial information included herein is unaudited except for the balance sheet as of March 31, 1995. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of financial position and results of operations for the interim periods. Certain amounts presented in the consolidated financial statements of prior periods have been reclassified to conform to the method of presentation used in the current periods' financial statements. These reclassifications have no effect on the consolidated financial position as previously reported.

          The results of operations for the three and six month periods ending September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

NOTE 2:   INVENTORIES

          Inventory was valued using the LIFO method at September 30, 1995, and March 31, 1995.

          The composition of inventories at September 30, 1995, and March 31, 1995, is as follows :


                     September 30, 1995   March 31, 1995
                     ------------------   --------------
Raw Materials               $22,404,000      $22,641,000
Work-In Process               4,518,000        3,618,000
Finished Goods               10,591,000       10,802,000
                            -----------      -----------
                            $37,513,000      $37,061,000
                            ===========      ===========

NOTE 3:   NOTE PAYABLE

          The Company has a secured revolving line of credit with two commercial banks. The line of credit provides for advances up to $30,000,000 and bears interest at the banks' prime rate of interest with a LIBOR plus 2 1/4% option. The line is to be repaid in full, with all accrued interest, on August 1, 1997, unless renewed. There is a commitment fee of 1/4% per annum on the unused portion of the revolving line of credit, payable quarterly in arrears and accruing from August 1, 1995. No compensating balances are required. The revolving line of credit is secured by inventories, accounts receivable, equipment and intangible assets.

          The Company believes that it is not in compliance with certain financial covenants contained in the credit agreement providing for the revolving line of credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources at September 30, 1995."

NOTE 4:   LONG TERM DEBT

Long-term debt at September 30, 1995, is summarized as follows:

Secured term-loan payable to two commercial banks in monthly principal installments of $200,000 due August 1, 2000,
  at the banks' prime rate plus 1/4%
  (9% at September 30, 1995).
  A separate interest rate agreement covering $5,833,000
  of the loan balance at September 30, 1995,
  caps the base rate at 8.9% with a floor rate of
  6% and expires August 1, 1998....................................  $11,800,000

Secured equipment leases payable in monthly or quarterly
  installments ranging from $250 to $36,000, including
  interest at rates ranging from 10.46% to 14.08%, due
  through January 31, 1999.........................................      802,000

Subordinated note payable to an individual in quarterly
  installments of $250,000, due December 31, 1995,
  with balance bearing interest at a rate generally equal
  to the prime lending rate (8.75% at September 30, 1995)..........      500,000

Subordinated note payable to a company in quarterly
  installments of $31,576, due September 30, 1996,
  with the balance bearing interest at prime
  plus 2% (10.75% at September 30, 1995)...........................      126,000

Secured mortgage loan payable to a commercial bank, due
  December 1997, with balance bearing interest at an
  adjustable rate (7.50% on September  30, 1995)...................      121,000

Pennsylvania Industrial Development Authority Loan
  payable in monthly installments of $1,545 due in
  January 2006, with the balance bearing interest at 7.0%..........      137,000
                                                                     -----------
                                                                     $13,486,000

Less current installments..........................................    3,347,000
                                                                     -----------
                                                                     $10,139,000
                                                                     ===========

  On August 1, 1995, the Company replaced its then existing secured term-loan with two commercial banks with a $12,000,000 five year secured term-loan with the same commercial banks, payable in monthly principal installments of $200,000 beginning September 1, 1995, at the banks' prime rate plus 1/4%. The additional funds were used to reduce borrowing under the Company's revolving line of credit. The term-loan is due August 1, 2000.

  The Company believes that it is not in compliance with certain financial covenants contained in the credit agreement providing for the term-loan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources at September 30, 1995."

Item 2
                        MDT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994

  Sales for the three months ended September 30, 1995, of $33,303,000 approximate sales for the same period one year earlier of $33,818,000. Sales of sterility assurance systems by MDT Biologic during the second quarter ended September 30, 1995, were $15,708,000, or 3.5% higher than for the comparative quarter in 1994. Sales of parts, service and consumables by MDT Technionic during the quarter ended September 30, 1995, were $11,727,000, or 2.2% higher than for the comparative quarter in 1994. These increases were offset by lower sales of examining and operatory equipment by MDT Diagnostic of $1,181,000, or 17.0%, from the comparative period. The decrease in examining and operatory equipment sales primarily resulted from lower shipments of operating room and examination and treatment tables due in large measure to parts shortages. Parts availability is expected to improve in the third quarter to end December 31, 1995.

  The following table summarizes the sales contribution of each product group for the quarters and six months ended September 30, 1995, and 1994:

                                                        Quarter Ended     Six Months Ended
                                                        September 30,       September 30,
(dollars in thousands)                                  1995      1994      1995     1994
-------------------------------------------------------------------------------------------
MDT Biologic
   Sterility Assurance Systems Group                  $15,708   $15,182   $28,391   $29,967
MDT Diagnostic
   Examining and Operatory Equipment Group              5,764     6,945    11,189    13,230
MDT Technionic
   Product Support Group                               11,727    11,477    24,034    22,727
Other Items                                               104       214       587        88
                                                      -------   -------   -------   -------
           Total Sales                                $33,303   $33,818   $64,201   $66,012
                                                      =======   =======   =======   =======


          Incoming orders of $33,493,000 for the quarter represent an increase of $844,000, or 2.6%, compared to the second quarter a year earlier. Incoming orders a year ago included $588,000 in Bovie orders not included in the recent quarter because the product line was sold in the first quarter. Incoming orders reflect strengthening for MDT Biologic products over both the prior quarter and the comparative quarter a year earlier with nominal slippage in Diagnostic and Technionic orders compared to the prior year. The backlog at

September 30, 1995, was $28,478,000, up by 3.9%, compared to $27,415,000 a year earlier. The year earlier backlog included $374,000 of Bovie orders not included in the recent quarter backlog.

          Gross profit of $9,914,000 was $503,000, or 4.8%, lower in the current quarter, while gross profit as a percentage of sales was 29.8% versus 30.8% in the comparative quarter a year earlier. The lower gross profit reflected lower sales volume, a greater mix of lower margin international shipments and competitive pricing.

          Operating expenses of $9,099,000 were $229,000, or 2.6%, higher in the second quarter than were operating expenses in the comparative quarter a year earlier. Operating expenses reflect the implementation of cost reductions, offset by patent litigation costs of $350,000 in the current quarter. Overall, operating expenses as a percentage of sales increased 1.1% to 27.3% in the second quarter of fiscal 1996 compared to 26.2% in the second quarter of fiscal 1995. Excluding the incremental effect of higher patent litigation costs, operating expenses would have been $25,000 or .3% lower in the current quarter than were operating expenses in the second quarter one year earlier.

          Reorganization costs of $338,000 were $35,000 higher when compared to the same period one year earlier. These costs were incurred in connection with the Company's efforts to lower its break-even point in the face of current market uncertainties while at the same time improve the effectiveness of its operations, organization and structure. Since the inception of the reorganization in fiscal year 1995, a total of $1,802,000 has been expensed. Reorganization costs remaining to be incurred and expensed through the balance of fiscal year 1996 are expected to approximate $400,000.

          Operating income of $477,000 was $767,000, or 61.7%, lower in the second quarter than was operating income for the comparative quarter in 1995, reflecting aforementioned lower gross profit and higher patent litigation expense in addition to reorganization costs.

          Interest expense increased by $12,000 between the comparative quarters, reflecting higher interest rates on lower average borrowings.

          Other expense of $252,000 includes a $194,000 reduction in the gain on the sale of the Bovie product line.

          Income taxes are based upon an estimated rate of 48% for the fiscal year. The year-to-date adjustment in the estimated rate from 43% to 48% is reflected in the current quarter's income tax expense (benefit). The rate used in the comparative period of the prior fiscal year was 42%.

          The loss of $355,000, or $.05 per share, in the second quarter ended September 30, 1995, compared to a net income of $248,000, or $.04 per share, in the same quarter a year earlier. Lower gross profit combined with higher patent litigation costs, reorganization costs and a reduction in the gain on the sale of the Bovie product line account for the reduction in net income between the comparative periods.


SIX MONTHS ENDED SEPTEMBER 30, 1995 VS. 1994

          Sales for the six months ended September 30, 1995, of $64,201,000 were down $1,811,000 from sales for the comparative period in 1994, a decline of 2.7%. Higher sales of parts, service and consumables by MDT Technionic were offset by lower sales of sterility assurance systems by MDT Biologic and lower sales of examining and operatory equipment by MDT Diagnostic.

          Gross profit of $19,981,000 was $1,100,000 or 5.2% lower in the six months ended September 30, 1995, and gross profit as a percentage of sales was 31.1% versus 31.9% in the comparative period a year earlier. The lower gross profit and gross profit margin reflect the adverse impacts of lower sales, competitive pricing and unfavorable manufacturing and service variances, resulting from lower than planned levels of output.

          Operating expenses of $17,997,000 decreased $690,000 or 3.7% during the first six months compared to the same period last year even though the Company incurred $587,000 in patent litigation costs, $359,000 more than in the same period of the prior year. Operating expenses as a percentage of sales for the first six months were 28.0% as compared to 28.3% in the same period a year earlier. Excluding the effect of higher patent litigation costs, operating expenses would have been $1,049,000, or 5.6%, lower and operating expenses as a percentage of sales would have been 27.5%, .8 points lower, than operating expenses as a percentage of sales for the same period one year earlier. The reduction in operating expenses and operating expenses as a percentage of sales (after adjustment for litigation costs) for the six months ended September 30, 1995, when compared to the same period a year ago, is principally attributed to the Company's efforts to reduce costs and reorganize into three business units.

          Reorganization costs of $567,000 recorded in the first six months of fiscal year 1996, were $166,000 lower compared to the same period a year earlier.

          Operating income of $1,417,000 was $244,000 or 14.7% lower than operating income for the first six months of the prior fiscal year, reflecting lower gross profit partially offset by lower operating expenses and reorganization costs.

          Interest expense increased $132,000 between the comparative six month periods reflecting higher interest rates on lower average borrowings.

          Other income of $498,000 includes a pre-tax gain of $518,000 from the sale of the Bovie product line.

          Income taxes are based upon an estimated rate of 48% in the current fiscal year. The rate used in the comparative period of the prior fiscal year was 42%.

          Net income of $92,000 or $.01 per share, for the six months ended September 30, 1995, compares to net income of $11,000 or $.00 per share for the same period in 1994 reflecting the above noted factors.

LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 1995
-----------------------------------------------------

          During the six months ended September 30, 1995, cash used by operating activities of $1,884,000, capital expenditures of $1,216,000 and net short and long term debt payments of $415,000 were financed by the $2,600,000 proceeds from the sale of the Bovie product line and a reduction in cash balances of $915,000.

          Capital expenditures are anticipated to approximate $2,500,000 in fiscal year 1996, principally for production machinery and equipment, tooling and molds. Total committed capital expenditures were approximately $1,159,000 as of September 30, 1995.

          Based on the Company's earnings for the six months ended September 30, 1995 and its current tangible net worth, the Company believes that it is not in compliance with certain financial covenants contained in the Company's Bank Credit Agreement. The Company has notified the commercial banks under the Bank Credit Agreement of its noncompliance and is currently in discussions with such banks regarding a waiver of these covenants and other possible modifications to the Bank Credit Agreement.

          The Company intends to use cash provided by operating activities and, if successful in obtaining a waiver and other modifications from the commercial banks, additional borrowings under the Company's Bank Credit Agreement to fulfill its operating and capital expenditure needs for the remainder of the fiscal year.

PART II - OTHER INFORMATION

          Item 1  Legal Proceedings
                  -----------------

          The U.S. District Court in Boston has issued a series of rulings concerning MDT's patent infringement lawsuit against AbTox, Inc. MDT sued AbTox in December, 1993, alleging that sterilizers produced and sold by AbTox infringed patents on which MDT has an option. AbTox denied MDT's charges and contersued MDT, alleging that certain uses of a plasma sterilizer under development by MDT infringed a patent owned by AbTox and that the MDT patents were unenforceable and invalid.

          The court ruled that developmental work done by MDT in pursuit of FDA clearance of its plasma sterilizer cannot form the basis of a patent infringement claim by AbTox, and that AbTox had failed to prove that the MDT patents were unenforceable or invalid. The court also ruled that the AbTox sterilizer is patentably distinct from the MDT sterilizer and thus does not infringe the MDT patents, as construed by the court. MDT disagrees with this latter ruling and intends to appeal it. MDT will also continue to prosecute its infringement suit against AbTox in Canada.

          Item 4 - Submission of Matters to a Vote of Security Holders
                   ---------------------------------------------------

          The information contained in Item 4 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, is incorporated herein by reference.

          Item 6  Exhibits and Reports on Form 8-K
                  --------------------------------

                  A.   Exhibits:

                       Exhibit
                       Number            Description
                       ------            -----------

                       11.0    Computation of Earnings Per Share
                                 Three Months Ended September 30, 1995, and 1994 Six Months Ended September 30, 1995, and 1994

                       27.0    Financial Data Schedule


                  B. Reports on Form 8-K - No reports on Form 8-K were filed in the quarter ended September 30, 1995.

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



Date:  November 14, 1995
       -----------------