Form 10-Q
period 1995-12-31
MDT CORP /DE/
filed 1996-02-13
CIK 806089

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q
(Check One)

     X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----------
EXCHANGE ACT of 1934

For the quarterly period ended                  December 31, 1995
                               -------------------------------------------------

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----------
EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ------------------------------

                        Commission File Number  0-15308
                                                -------

                                MDT CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                              87-0287585
----------------------------------------                     -----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)
Stratford Hall, Suite 200, 1009 Slater Road
Durham, North Carolina                                             27703
-----------------------------------                          -------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code            (919) 941-9745
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

Yes      X        No
       -----          -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1.25 par value                      6,769,431 Shares
---------------------------------          ----------------------------------
           Class                           Outstanding as of January 31, 1996

                                MDT CORPORATION

                                     INDEX



Part I                Financial Information                         Page
            ------------------------------------------              ----

            Item 1 - Financial Statements

                    Consolidated Balance Sheets -                      1
                     December 31, 1995, and March 31, 1995

                    Consolidated Statements of Income (Loss) -         2
                     Three Months Ended December 31, 1995,
                     and 1994

                    Consolidated Statements of Income (Loss) -         3
                     Nine Months Ended December 31, 1995,
                     and 1994

                    Consolidated Statements of Cash Flows -            4
                     Nine Months Ended December 31, 1995,
                     and 1994

                    Notes to Consolidated Financial Statements       5-6

            Item 2 - Management's Discussion and                    7-11
                     Analysis of Financial Condition
                     and Results of Operations


Part II  Other Information
         -----------------

            Item 5 - Other Information                                12

            Item 6 - Exhibits and Reports on Form 8-K                 12


            Signatures                                                13
            ----------


            Exhibits
            --------

              11.0   Computation of Earnings (Loss) Per Share -       14
                     Three Months Ended December 31,
                     1995, and 1994

                     Computation of Earnings (Loss) Per Share -       15
                     Nine Months Ended December 31,
                     1995, and 1994

              27.0   Financial Data Schedule                          16


Part I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                      MDT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                       December 31, 1995         March 31, 1995
                                                       -----------------         --------------
                                                          (Unaudited)              (Audited)
                        ASSETS
Current Assets:

Cash                                                        $  2,361,000           $  1,962,000
Accounts Receivable, Less Allowance for
   Doubtful Accounts of $730,000 and $531,000                 29,759,000             31,032,000
Inventories, at Cost                                          35,826,000             37,061,000
Prepaid Expenses                                               3,080,000              2,576,000
                                                            ------------           ------------
        Total Current Assets                                  71,026,000             72,631,000
Property, Plant and Equipment, at Cost,
   Less Accumulated Depreciation and
   Amortization of $22,299,000 and $20,075,000                27,202,000             28,132,000
Other Assets, at Cost, Less Accumulated
   Amortization of $6,664,000 and $6,117,000                   4,252,000              4,586,000
                                                            ------------           ------------
        Total Assets                                        $102,480,000           $105,349,000
                                                            ============           ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

Note Payable                                                $ 22,700,000           $ 25,600,000
Current Installments of Long-Term Debt                         3,006,000              3,617,000
Accounts Payable                                              10,641,000             11,432,000
Accrued Liabilities:
   Compensation, Payroll Taxes and Benefits                      335,000              1,002,000
   Warranty, Litigation and Other                              5,295,000              4,550,000

Deferred Income                                                1,703,000              1,922,000
Deferred Income Taxes                                            459,000              1,081,000
                                                            ------------             ----------
        Total Current Liabilities                             44,139,000             49,204,000

Long-Term Debt, Less Current Installments                      9,421,000              5,684,000
Accrued Postretirement Benefits                                2,266,000              2,266,000
Deferred Income Taxes                                          2,734,000              2,734,000
                                                              ----------            -----------
        Total Liabilities                                     58,560,000             59,888,000

Stockholders' Equity:
   Preferred Stock, Par Value $1.25 Per Share;
      Authorized 1,600,000 Shares; Issued and
      Outstanding, None                                               -                       -
   Common Stock, Par Value $1.25 Per Share;
      Authorized 20,000,000 Shares;
      Issued and Outstanding 6,769,431 Shares at
      December 31, 1995 and 6,769,431 Shares
      at March 31, 1995                                        8,462,000              8,462,000
Paid-In Capital                                               27,264,000             27,264,000
Retained Earnings                                              8,194,000              9,735,000
                                                              ----------             ----------
   Total Stockholders' Equity                                 43,920,000             45,461,000
                                                             -----------             ----------
        Total Liabilities and Stockholders' Equity          $102,480,000           $105,349,000
                                                            ============           ============

The accompanying notes are an integral part of these consolidated financial statements.


                       MDT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                        THREE MONTHS ENDED DECEMBER 31,
                                  (Unaudited)


                                                     1995              1994
                                                  -----------       ------------
Sales                                             $32,965,000        $34,049,000

Cost of Sales                                      23,735,000         23,842,000
                                                  -----------        -----------

Gross Profit                                        9,230,000         10,207,000
                                                  -----------        -----------

Operating Expenses:
   Marketing and Sales                              6,053,000          5,697,000
   Administration                                   2,863,000          2,192,000
   Product Development                              1,134,000          1,059,000
                                                  -----------        -----------
                                                   10,050,000          8,948,000
                                                  -----------        -----------
Reorganization Costs                                  806,000               -
                                                  -----------        -----------
Operating Income (Loss)                            (1,626,000)         1,259,000

Interest Expense                                      870,000            932,000
Other Expense                                          51,000            114,000
                                                  -----------        -----------

Income (Loss) Before Income Taxes                  (2,547,000)           213,000

Income Tax Expense (Benefit)                         (914,000)            91,000
                                                  -----------        -----------

Net Income (Loss)                                 $(1,633,000)       $   122,000
                                                  ===========        ===========


Earnings (Loss) Per Share                         $      (.24)       $       .02
                                                  ===========        ===========

Weighted Average Number of Shares
   Outstanding                                      6,769,000          6,805,000

The accompanying notes are an integral part of these consolidated financial statements.

                       MDT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                        NINE MONTHS ENDED DECEMBER 31,

                                  (UNAUDITED)


                                                     1995               1994
                                                  -----------       ------------

Sales                                             $97,167,000       $100,061,000

Cost of Sales                                      67,956,000         68,773,000
                                                  -----------       ------------

Gross Profit                                       29,211,000         31,288,000
                                                  -----------       ------------

Operating Expenses:
   Marketing and Sales                             17,194,000         17,582,000
   Administration                                   7,703,000          6,657,000
   Product Development                              3,150,000          3,397,000
                                                  -----------       ------------
                                                   28,047,000         27,636,000
                                                  -----------       ------------

Reorganization Costs                                1,373,000            733,000
                                                  -----------       ------------

Operating Income (Loss)                              (209,000)         2,919,000

Interest Expense                                    2,608,000          2,538,000
Other (Income) Expense                               (447,000)           150,000
                                                  -----------       ------------


Income (Loss) Before Income Taxes                  (2,370,000)           231,000

Income Tax Expense (Benefit)                         (829,000)            99,000
                                                  -----------       ------------

Net Income (Loss)                                 $(1,541,000)      $    132,000
                                                  ===========       ============

Earnings (Loss) per share                         $      (.23)      $        .02
                                                  ===========       ============

Weighted Average Number of Shares
   Outstanding                                      6,769,000          6,755,000

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       MDT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        NINE MONTHS ENDED DECEMBER 31,

                                  (UNAUDITED)


                                                                                                  1995              1994
                                                                                                -----------      -----------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
  Net income (loss)                                                                             $(1,541,000)     $   132,000
  Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
         Depreciation and amortization                                                            2,877,000        2,855,000
         Provision for losses on accounts receivable                                                198,000          189,000
         Gain on sale of Bovie product line                                                        (520,000)           _
         Change in assets and liabilities net of effects
              from sale of Bovie product line:
            Decrease in accounts receivable                                                       1,175,000           44,000
            (Increase) Decrease in inventories                                                     (804,000)       3,299,000
            (Increase) in other assets                                                                -             (818,000)
            (Increase) in prepaid assets                                                           (504,000)        (341,000)
            (Decrease) in accounts payable and accrued liabilities                               (1,559,000)      (2,272,000)
                                                                                                -----------      -----------
Net cash provided (used) by operating activities                                                   (678,000)       3,088,000
                                                                                                -----------      -----------

Cash flows from investing activities:
   Capital expenditures                                                                          (1,686,000)      (2,413,000)
   Proceeds from sale of Bovie product line                                                       2,537,000          -
                                                                                                -----------      -----------
   Net cash provided (used) by investing activities                                                 851,000       (2,413,000)
                                                                                                -----------      -----------

Cash flows from financing activities:
   Net borrowings (payments) on short-term line of credit                                        (2,900,000)       2,000,000
   Proceeds from long-term debt                                                                   6,000,000          -
   Principal payments of long-term debt                                                          (2,874,000)      (2,477,000)
                                                                                                -----------      -----------
   Net cash provided (used) by financing activities                                                 226,000         (477,000)
                                                                                                -----------      -----------

Net increase (decrease) in cash                                                                     399,000          198,000
Cash, beginning of period                                                                         1,962,000          855,000
                                                                                                -----------      -----------
Cash, end of period                                                                             $ 2,361,000      $ 1,053,000
                                                                                                ===========      ===========

Supplemental disclosure of cash flow information
   Cash paid during the period for:
      Interest                                                                                  $ 2,303,000      $ 1,891,000
      Income Taxes                                                                                  580,000          400,000
                                                                                                ===========      ===========

Supplemental disclosure of non-cash investing and
   financing activities:
   Capital lease obligation incurred for equipment purchases                                    $    -           $   158,000
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

          The results of operations for the three and nine month periods ending December 31, 1995, are not necessarily indicative of the results to be expected for the full year.

NOTE 2:      INVENTORIES

          Inventory was valued using the LIFO method at December 31, 1995, and March 31, 1995.

          The composition of inventories at December 31, 1995, and March 31, 1995, is as follows:


                              December 31, 1995   March 31, 1995
                              -----------------   --------------

         Raw Materials              $21,343,000      $22,641,000
         Work-In Process              3,701,000        3,618,000
         Finished Goods              10,782,000       10,802,000
                                    -----------      -----------
                                    $35,826,000      $37,061,000
                                    ===========      ===========

NOTE 3:      NOTE PAYABLE

          The Company has a secured revolving line of credit with two commercial banks. The line of credit provides for advances up to $30,000,000 and bears interest at the banks' prime rate of interest with a LIBOR plus 2 1/4% option. The line is required to be repaid in full, with all accrued interest, on August 1, 1997, unless renewed. There is a commitment fee of 1/4% per annum on the unused portion of the revolving line of credit, payable quarterly in arrears and accruing from August 1, 1995. No compensating balances are required. The revolving line of credit is secured by inventories, accounts receivable, equipment and intangible assets.

          The Company is not in compliance with certain financial covenants contained in the credit agreement providing for the revolving line of credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources at December 31, 1995."

NOTE 4:      LONG TERM DEBT

Long-term debt at December 31, 1995, is summarized as follows:
 Secured term-loan payable to two commercial banks in monthly principal installments of $200,000 due August 1, 2000, at the banks' prime rate plus 1/4% (8.75% at
  December 31, 1995). A separate interest rate agreement covering $5,333,000 of the loan balance at December 31, 1995, caps the base rate at 8.9% with a floor rate of
  6% and expires August 1, 1998..............................................................            $11,200,000
 Secured equipment leases payable in monthly or quarterly installments ranging from
  $250 to $36,000, including interest at rates ranging from 10.46% to 14.08%, due
  through January 31, 1999...................................................................                636,000
 Subordinated note payable to an individual in quarterly installments of $250,000, due December 31, 1995, with balance bearing interest at a rate generally equal
  to the prime lending rate (8.5%  at December 31, 1995).....................................                250,000
 Subordinated note payable to a company in quarterly installments of $31,576, due September 30, 1996, with the balance bearing interest at prime
  plus 2% (10.5% at December 31, 1995).......................................................                 95,000
 Secured mortgage loan payable to a commercial bank, due December 1997, with
  balance bearing interest at an adjustable rate (7.25% on December 31, 1995)................                112,000
 Pennsylvania Industrial Development Authority Loan payable in monthly installments
  of $1,545 due in January 2006, with the balance bearing interest at 7.0%...................                134,000
                                                                                                         -----------
                                                                                                         $12,427,000
Less current installments....................................................................              3,006,000
                                                                                                         -----------
                                                                                                         $ 9,421,000
                                                                                                         ===========


  The Company is not in compliance with certain financial covenants contained in the credit agreement providing for the secured term-loan payable to two commercial banks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources at December 31, 1995."

Item 2
                        MDT CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING TABLE SUMMARIZES THE SALES CONTRIBUTION OF EACH PRODUCT GROUP FOR THE QUARTERS AND NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994.


                                                            Quarter Ended      Nine Months Ended
                                                             December 31,         December 31,
(dollars in thousands)                                     1995       1994      1995       1994
-------------------------------------------------------------------------------------------------
MDT Biologic
   Sterility Assurance Systems Group                      $15,774   $16,462    $44,165   $ 46,429
MDT Diagnostic
   Examining and Operatory Equipment Group                  5,995     5,742     17,185     18,971
MDT Technionic
   Product Support Group                                   11,197    11,693     35,231     34,420
Other Items                                                    (1)      152        586        241
                                                          -------   -------    -------   --------
           Total Sales                                    $32,965   $34,049    $97,167   $100,061
                                                          =======   =======    =======   ========

THREE MONTHS ENDED DECEMBER 31, 1995 VS. 1994

          Sales for the three months ended December 31, 1995, of $32,965,000 were $1,084,000 lower than sales for the comparative quarter in 1994, a decrease of 3.2%. Lower sales at MDT Biologic reflect lower domestic demand for sterility and disinfection products, customer delays of scheduled deliveries and lower shipments of certain tabletop sterilizers. MDT Technionic recorded lower parts sales and reduced service billings resulting from fewer installations of upgrade kits and new equipment.

          Incoming orders of $32,911,000 for the quarter represent a decrease of $1,251,000, or 3.7%, compared to the third quarter a year earlier. Lower incoming orders also reflect soft domestic demand for sterility equipment, non-availability of certain tabletop sterilizers until late in the quarter and a decline in parts and service orders, notwithstanding continuing good performance in the international markets. The backlog at December 31, 1995, was $29,190,000, up 6.0%, compared to $27,528,000 a year earlier.

          Gross profit of $9,230,000 was $977,000, or 9.6%, lower in the current quarter, and gross profit as a percentage of sales was 28.0% versus 30.0% in the comparative quarter a year earlier. The lower gross profit and gross profit margin reflect the adverse impacts of lower sales, competitive pricing, unfavorable manufacturing and service variances resulting from lower than planned levels of activity, and higher inventory provisions.

          Operating expenses of $10,050,000 were $1,102,000, or 12.3%, higher in the third quarter than were operating expenses in the comparative quarter a year earlier. Higher operating expenses reflect, in part, increased expenditures to market to national accounts and group purchasing organizations (GPO's), combined with related higher administrative fees. Higher operating expenses also reflect higher patent litigation costs and a year-to-date adjustment to reclassify certain facility charges from cost of sales to administration. Operating expenses, as a percentage of sales, increased 4.2% to 30.5% in the third quarter of fiscal 1996, compared to 26.3% in the third quarter of fiscal 1995.

          Reorganization costs of $806,000 were incurred in the current quarter, while no such similar costs were incurred in the same period a year earlier. These costs have been incurred in connection with the Company's efforts to lower its break-even point in the face of current market uncertainties, while at the same time improve the effectiveness of its operations, organization and structure. On December 4, 1995, the Company announced that it would implement additional cost reduction measures as part of its ongoing reorganization. These measures, intended to save about $1,500,000 in fiscal 1997, include personnel reductions, reduced marketing and sales spending and other measures. Accruals for severance and other reorganization costs related to these measures, totaling $438,000, were recorded at December 31, 1995. The Company is continuing its efforts to identify additional cost reductions and savings. Reorganization costs remaining to be incurred and expensed, before any additional measures yet to be identified or quantified, are expected to approximate $200,000.

          The operating loss of $1,626,000 in the third quarter compares to an operating income of $1,259,000 in the same quarter the prior year, reflecting lower sales and gross profit, higher operating expenses, including patent litigation costs, and reorganization costs as discussed above.

          Income tax (benefit) is based upon an estimated rate of 35% for the fiscal year. The year-to-date adjustment in the estimated rate from 48% to 35% is reflected in the current quarter's income tax (benefit). The rate used in the comparative period of the prior fiscal year was 43%.

          The net loss of $1,633,000, or $.24 per share, in the third quarter ended December 31, 1995, compares to a net income of $122,000, or $.02 per share, in the same quarter a year earlier, reflecting the above noted factors.

          As the domestic healthcare delivery system continues to change, consolidate and seek means of cost containment, the market environment remains highly competitive and generally contractionary for numerous of the Company's products. In these circumstances, it is difficult to accurately foresee customer demand, plan production and anticipate order prices and mix.

NINE MONTHS ENDED DECEMBER 31, 1995 VS. 1994

          Sales for the nine months ended December 31, 1995, of $97,167,000 were down $2,894,000 from sales for the comparative period in 1994, a decline of 2.9%. Higher sales of consumables, service and international parts by MDT Technionic were more than offset by lower sales of sterility assurance equipment by MDT Biologic and lower sales of examining and operatory equipment by MDT Diagnostic, notwithstanding good overall performance in the international markets.

          Gross profit of $29,211,000 was $2,077,000 or 6.6% lower in the nine months ended December 31, 1995, and gross profit as a percentage of sales was 30.1% versus 31.3% in the comparative period a year earlier. Lower gross profit and gross profit margin reflect the adverse impacts of lower sales, competitive pricing, unfavorable manufacturing and service variances resulting from lower than planned levels of activity, and higher inventory provisions.

          Operating expenses of $28,047,000 increased $411,000 or 1.5% during the first nine months, most notably in the third quarter, compared to the same period last year, and included $749,000 in patent litigation costs, $384,000 more than in the same period of the prior year. Operating expenses as a percentage of sales for the nine months were 28.9% as compared to 27.6% in the same period a year earlier. Excluding the effect of higher patent litigation costs, operating expenses were essentially flat year over year in spite of higher foreign sales commissions related to higher international sales and higher expenditures from selling to national accounts and group purchasing organizations (GPO's), offset by reduced expenditures in other areas.

          Reorganization costs of $1,373,000 recorded in the nine months of fiscal 1996 were $640,000 higher compared to the same period a year earlier. (See earlier discussion of Reorganization Costs included in Three Months Ended December 31, 1995 versus 1994.)

          The operating loss of $209,000 for the nine months compares to an operating income of $2,919,000 in the same period a year earlier, reflecting lower sales and gross profit, higher operating expenses, including patent litigation costs and reorganization costs as discussed above.

          Interest expense increased $70,000 between the comparative nine month periods, reflecting higher interest rates on lower average borrowings.

          Other income includes a pre-tax gain of $520,000 from the sale of the Bovie product line in June, 1995.

          Income tax (benefit) is based upon an estimated rate of 35% in the current fiscal year. The rate used in the comparative period of the prior fiscal year was 43%.

          The net loss of $1,541,000, or $.23 per share, for the nine months ended December 31, 1995, compares to net income of $132,000, or $.02 per share, for the same period in 1994, reflecting, among others, factors noted above.


LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 1995
----------------------------------------------------

          During the nine months ended December 31, 1995, cash used by operating activities of $678,000 and capital expenditures of $1,686,000 were financed by an increase in net short and long-term debt of $226,000 and $2,537,000 in proceeds from the sale of the Bovie product line in June 1995, resulting in a $399,000 increase in cash balances to a total $2,361,000 at December 31, 1995.

          On December 4, 1995, the Company announced that it would implement additional cost reduction measures as part of its ongoing reorganization. These measures, intended to save about $1,500,000 in fiscal 1997, include personnel reductions, reduced marketing and sales spending and other measures. Accruals for severance and other reorganization costs related to these measures, totaling $438,000, were recorded at December 31, 1995. The Company is continuing its efforts to identify additional cost reductions and savings. Reorganization costs remaining to be incurred and expensed, before any additional measures yet to be identified or quantified, are expected to approximate $200,000.

          Capital expenditures are anticipated to approximate $2,200,000 in fiscal year 1996, principally for production machinery and equipment, tooling and molds. Total committed capital expenditures were approximately
$383,000 as of December 31, 1995.

          The Company is not in compliance with certain financial covenants contained in its Bank Credit Agreement. The commercial banks have agreed to a limited waiver of such non-compliance through February 15, 1996, while the Company and the banks negotiate an amendment to the Bank Credit Agreement on terms acceptable to the Company and the banks. While no assurances can be given regarding the ultimate outcome of these negotiations, it is anticipated that the interest rates payable by the Company on outstanding balances under the Bank Credit Agreement will increase under the terms of any such amendment.

          The Company is engaged in a dispute with the supplier of a product for which the Company has been the importer and distributor. The dispute involves inventory on hand resulting from the earlier lapse of the supplier's registration with the FDA and the failure of the supplier to provide products, components and parts against purchase orders. The Company is negotiating with the supplier for disposition of inventory costing about $700,000. Failing that, the Company intends to arbitrate the issues. Based on the status of those efforts at March 31, 1996, the Company may reserve some or all of the inventory.

          The Company intends to use cash provided by operating activities and, if successful at completing a formal amendment to the Bank Credit Agreement, additional borrowings from its commercial banks to fulfill its operating and capital expenditure needs for the remainder of the fiscal year.

PART II - OTHER INFORMATION


     Item 5  Other Information
             -----------------

          Plasma Sterilizer
          -----------------

          The Company has determined that it will not submit a 510(k) filing with the FDA for its plasma sterilizer late in the fourth fiscal quarter as previously expected. Tests to date indicate that further refinements to the prototype systems are required, and such refinements will delay completion of efficacy studies which must be included in the submission.

          Search For New President and Chief Executive Officer
          ----------------------------------------------------

          A Search Committee of the Board of Directors has been appointed to recruit a President and Chief Executive Officer. The committee includes John S. Gilbertson, Chairman of the committee, and three other outside directors. The scheduled retirement of J. Miles Branagan, Chairman, President and Chief Executive Officer, was announced earlier. With the recent completion of a major corporate restructuring and the ongoing dynamics of healthcare reform, the board determined that it was timely to begin the search.


     Item 6  Exhibits and Reports on Form 8-K
             --------------------------------

          A.   Exhibits:

               Exhibit
               Number    Description
               ------    -----------

                11.0     Computation of Earnings (Loss) Per Share
                          Three Months Ended December 31, 1995, and 1994 Nine Months Ended December 31, 1995, and 1994

                27.0     Financial Data Schedule


          B.   Reports on Form 8-K - Filed with SEC December 8, 1995

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MDT Corporation



                                        /s/   Thomas Hein
                                        -----------------
                                        Thomas Hein, Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)



Date:   February 13, 1996
        -------------------------