Form 10-K
period 1996-03-31
MDT CORP /DE/
filed 1996-07-15
CIK 806089

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
                         TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 1996

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________ to ________
                        Commission file number: 0-15308

                                MDT CORPORATION
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              87-0287585
- - --------                                                              ----------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

Stratford Hall, Suite 200
1009 Slater Road
Durham, North Carolina                                                   27703
- - ----------------------                                                   -----
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number,
 including area code:                                           (919) 941-9745
                                                                --------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock -- par value $1.25 (NASDAQ)
- - --------------------------------------------------------------------------------
                                (Title of class)

                          Common Stock Purchase Rights
- - --------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of common stock held by non-affiliates of the Registrant, based on the price at which the stock was sold on June 14, 1996, was approximately $30,839,000.

The number of shares outstanding of the Registrant's common stock, as of June 14, 1996, was 6,769,431.

                      DOCUMENTS INCORPORATED BY REFERENCE
None.

                                    PART I
      Item 1.  Business

      Overview

      MDT Corporation ("MDT" or the "Company") was organized in 1971 and is incorporated in Delaware. The Company is a holding company whose principal operating subsidiaries are MDT Biologic Company, which produces and sells Sterility Assurance Systems, MDT Diagnostic Company, which produces and sells Examining and Operatory Equipment, and MDT Technionic Company, which provides product support, maintenance, repair and other services to customers of MDT Biologic Company, MDT Diagnostic Company and other manufacturers, and which also sells to such customers parts and consumable products relating to Sterility Assurance Systems and Examining and Operatory Equipment. The Company also operates several international sales and service subsidiaries, including MDT Asia Limited, MDT Canada Limited and MDT International Limited. Unless the context otherwise requires, references to "MDT" and the "Company" include the Company and its subsidiaries.

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

      MDT Technionic Company services and otherwise supports the installed base of equipment from both product groups, as well as the installed base of equipment of other manufacturers.

      The Company currently derives approximately 45% and 19% of its revenues from sales of Sterility Assurance Systems and Examining and Operatory Equipment, respectively, and approximately 36% of its revenues from the sale of parts, service and consumables in support of both product groups and, to a much lesser degree, competitors' products. International sales and service from all product groups, including the sale of parts, service and consumables, currently account for approximately 18.5% of the Company's revenues. Financial information can be found in Items 6, 7 and 8 of this Annual Report.

      MDT intends to maintain and, where and when possible, expand its healthcare products and service business through the internal development of new products and services complementary to its current activities. See "Business --Product Development." The Company anticipates that expansion may also take place, both domestically and internationally, through the development of new manufacturing, distribution, sales and other strategic relationships with third parties. See "Business -- Products" and "Business -- Marketing."

      Several trends are influencing the need for and use of Sterility Assurance Systems in the hospital market, including increased utilization of smaller sterilizers for departmental use to facilitate more rapid turnaround of expensive instruments and other critical items; a perceived market need to switch from ethylene oxide sterilizers to newer technology plasma units; aging of the patient population, with a corresponding increased need for medical care and greater susceptibility to infection; expanding use of organ replacements and treatment modalities for patients with cancer, diabetes and other illnesses requiring immunosuppressant drug therapies which, by necessity, require more stringent aseptic practices; and greater use of reusable versus disposable surgical articles to support healthcare cost containment and to address concerns about infectious waste.

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

      According to various market sources, the total number of surgical procedures performed in all settings (hospital-based, surgery center and medical offices) will approach 31 million in 1996. This is an increase of almost 41% from the 22 million performed in 1985. During this same period, the proportion of procedures performed in an outpatient setting has increased from just under 40% in 1985 to a predicted level of almost 70% in 1996. These trends are increasing the utilization of and ultimately the demand for both Sterility Assurance Systems and Examining and Operatory Equipment.

      A general cautionary note regarding the overall demand for hospital and medical equipment is the growing national concern about the steep rise in the overall cost of healthcare and its availability, resulting in increasing pressure by governments, insurers, employers and providers to reduce the growth rates of healthcare operating and capital costs. The continuing debate on healthcare reform reflects these and other concerns. Independent of healthcare reform proposals, healthcare consolidations and alliances are increasing industry efficiencies and strengthening the bargaining position of large providers of healthcare services. Activities intended to contain the rise in healthcare costs could continue negatively to impact customer demand for the Company's products and services.

  Recent Company Events

      Getinge Transaction

      On May 12, 1996, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which it is proposed to be acquired by Getinge Industrier AB, a Swedish manufacturer of hospital and scientific equipment. On May 17, 1996, Getinge commenced a tender offer for all outstanding shares of the Company's common stock for a cash price of $4.50 per share. On July 12, 1996, Getinge announced an extension of its tender offer until July 25, 1996 and an increase in the offer price to $5.50 per share. Consummation of the tender offer is subject to certain terms and conditions set forth in the Merger Agreement, including the approval of the holders of two-thirds of the shares to be acquired and certain regulatory approvals. If the tender offer is consummated, those shares not acquired in the tender offer will be converted into $5.50 in cash pursuant to a merger to be effected following completion of the tender offer.

      Environmental Remediation

      In connection with Getinge's investigation of the Company, the conduct of environmental tests revealed previously undiscovered soil and groundwater contamination at the Company's manufacturing facilities in Henrietta, New York and North Charleston, South Carolina. The Company estimates that the cost of remediating such contamination will range from $1,350,000 to $2,700,000, and a reserve of $1,350,000 was established in the fourth quarter of fiscal year 1996 to meet anticipated remediation obligations. See Item 2 -"Properties."

      Bank Matters

      The Company's operating results for the quarter and year ended March 31, 1996 have caused the Company to be in default under certain financial covenants contained in its amended bank credit agreement with Wells Fargo Bank, National Association, and Chase Bank, National Association. The Company and the banks are negotiating a forbearance agreement pursuant to which the banks would agree to refrain for a limited time period from exercising their remedies under the amended bank credit agreement and related loan documents. If the Getinge transaction is consummated, Getinge has advised the Company that Getinge has obtained commitements from its lenders sufficient to retire the loans outstanding under the Company's amended bank credit agreement. If the Getinge transaction is not consummated, the Company has received a proposal and is pursuing a commitment from Congress Financial Corporation to refinance the Company's existing bank credit facility with a three-year, secured line of credit up to $37,500,000. No assurance can be given, however, that a forberance agreement or alternative financing will be obtained. See
  Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

      First Quarter Operating Results

      On July 10, 1996, the Company announced that bookings for the first quarter ended June 30, 1996, were $28,844,000 compared to $32,844,000 in the same quarter a year earlier, a decrease of 12.2%, reflecting ongoing weak domestic demand for hospital capital equipment and a decline in service bookings. The backlog of orders at June 30, 1996 was $24,649,000 compared to $28,496,000 a year earlier, a decrease of 13.5%. Revenues were $28,035,000 during the first quarter, compared to $30,899,000 in the first quarter a year earlier, representing a decrease of 9.3%. The Company expects to report a loss for the first quarter, before costs related to further organizational changes, the Getinge transaction and refinancings, of approximately $1,200,000, or $.18 a share. After such costs, the quarter is expected to result in a loss of approximately $1,800,000, or $.27 a share.

      Should the pending transaction with Getinge not be consummated, the Company anticipates that it will consider selling or liquidating certain product lines and related assets and instituting further cost reduction measures. Significant charges may be incurred in connection with such actions, some of which might be recorded as of June 30, 1996. In that case, the loss experienced for the first quarter would be greater than that estimated above.

    Products

      The Company's products are organized into three product groups, Sterility Assurance Systems, Examining and Operatory Equipment, and parts, service and consumable products. The following table sets forth the sales attributable to each for the periods indicated:



(Dollars in thousands)                    Fiscal Year Ended March 31,
- - ----------------------------------------------------------------------

                                            1996      1995      1994
                                        ----------  --------  --------

Sterility Assurance Systems.............  $ 58,716  $ 62,591  $ 66,486
Examining and Operatory Equipment.......    24,302    25,546    27,453
Parts, service and consumable products..    47,121    46,695    42,129
Other items.............................     1,041       630       407
                                        ------------------------------
  Total.................................  $131,188  $135,462  $136,475
                                        ==============================


      Sterility Assurance Systems. MDT is one of the principal domestic
      ---------------------------
  suppliers of Sterility Assurance Systems and related parts, service and consumable products. This product group represents the Company's original business. Sterility Assurance Systems products are marketed under the Castle and

  Harvey brand names, and are comprehensive systems used by the healthcare professions for cleaning, decontaminating, disinfecting, sterilizing, drying, aerating, storing and retrieving instruments and other critical items for use in invasive procedures, and by scientific customers for pharmaceutical, laboratory, research and bio-tech applications. MDT Biologic Company develops, manufactures and markets all of the equipment essential to these processes, of which sterilizers are the primary component.

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

      Castle steam and gas sterilizers are equipped with microprocessor control systems, and a wide range of additional features and options are available. These systems monitor each phase of the sterilization process and control variables to ensure that conditions for sterilization are met. The systems also allow cycle programming, provide power outage protection and produce a complete, printed record of every cycle.

      Harvey Chemiclave sterilizers utilize a proprietary chemical formulation, produced and sold by the Company under the registered name Vapo-Steril, to produce water-unsaturated vapor when heated in the sterilizing chamber to rapidly process while reducing the possibility of corroding, rusting and dulling of metal instruments. This proprietary chemical vapor sterilization process is widely used in the dental environment for sterilizing instruments and handpieces and supplementally used in medical and hospital environments for processing delicate surgical instruments. Harvey Hydroclave sterilizers are smaller, portable steam sterilizers used principally in medical and dental offices and laboratories.

      Examining and Operatory Equipment. This product group includes devices,
      ---------------------------------
  accessories and consumables for use in various diagnostic and therapeutic procedures performed in hospitals, medical and dental offices, clinics and other non-hospital treatment facilities. These products are marketed under the Castle, Shampaine, McKesson and Wilson brand names. The major product lines are examination, treatment and surgical tables and lighting systems, dental x-ray machines and dental chairs, instrument delivery systems and stainless steel accessory products. In addition, the Company has an agreement with Kreuzer GmbH, located in Puchheim, Germany, under which the Company acts as an exclusive distributor of Kreuzer operating room systems in the United States and Canada. The Kreuzer systems, which deliver and control gases, oxygen and power for anesthesia, diagnostic and monitoring equipment, are complementary to and compatible with operating room tables, lights and related accessories presently manufactured and marketed by the Company. Such systems are also installed and serviced by MDT Technionic Company.

      Parts, Service and Consumable Products. The Company, principally through
      --------------------------------------
  its wholly owned subsidiary, MDT Technionic Company, maintains, repairs and provides replacement parts and consumables for use with both the Company's and certain competitors' equipment. MDT employs service technicians throughout the United States and Canada both in the field and in two service centers within the United States who service Sterility Assurance Systems and Examining and Operatory Equipment, including electronic controls and electro-mechanical and mechanical components.

      In addition to Vapo-Steril, the proprietary chemical solution used in the Harvey Chemiclave sterilizer, the Company offers a number of consumable products for use with Sterility Assurance Systems. Principal among these are process indicators, including self-sealing indicator bags and biological monitors which test the sterilizer function and operator technique, detergents used in washer/sterilizers and decontaminators, cleaning agents used in ultrasonic cleaners, and disposable test packs which provide daily operational proof of mechanical air removal from high vacuum sterilizers. The Company also offers a range of accessories and consumables for use with Examining and Operatory Equipment.

      Should the pending Getinge transaction not be consummated, the Company has under consideration the disposition or discontinuance of certain product lines together with the consolidation of related channels of distribution. These measures are a continuation of the Company's efforts to improve profitability. The implementation of these measures could result in reserves being taken for inventory, severance and asset impairment, some of which might be recorded as of June 30, 1996.

      Warranties.  The Company generally provides a one-year limited warranty to
      ----------
  end-users on its products, except for power systems and x-ray tube heads, on which the Company provides a two-year limited warranty, and examination and treatment tables, which carry a three-year limited warranty. The warranties extend to materials and workmanship and provide for normal exclusions for improper product use. In the United States and Canada, the warranty for certain major components is extended for periods ranging from two to 15 years conditioned upon normal use, operation and maintenance. The Company maintains a warranty expense reserve which it believes is adequate to absorb normal charges at the Company's current level of business.

  Marketing

      The Company has organized its marketing and sales resources within six healthcare markets: hospital; medical; dental; governmental; scientific; and international. With the exception of the hospital sales force in fiscal year 1996, in each of these six markets, the Company has utilized common sales organizations and channels of distribution for both of its product groups (Sterility Assurance Systems and Examining and Operatory Equipment). In fiscal year 1996, the Company, as part of its business unit reorganization, split the hospital sales force between MDT Biologic Company and MDT Diagnostic Company. In fiscal 1997, the Company has re-combined the hospital sales force
  with the expectation of achieving broader coverage at lower cost.   MDT,
  principally through MDT Technionic Company, also provides parts, service and consumables for these markets.

      The following table sets forth for the periods indicated the approximate percent of net sales represented by each of these markets:

                                           Fiscal Year Ended March 31,
                                          ---------------------------
                                            1996      1995      1994
                                          --------  --------  -------

Equipment (both product groups):
  Hospital..............................     24.4%    29.4%    32.9%
  Medical...............................      5.2      6.2      3.8
  Dental................................      7.0      7.0      7.3
  Governmental..........................      4.7      4.3      6.2
  Scientific............................      3.8      3.1      3.4
  International.........................     16.3     13.1     13.3
                                           -------  -------  -------
                                             61.4%    63.1%    66.9%
Parts, service and consumable products..     38.6     36.9     33.1
                                           ------   -------  -------
  Total.................................    100.0%   100.0%   100.0%
                                           =======  =======  =======


      Hospital sales are made domestically through MDT sales representatives directly to hospitals and teaching institutions. A growing portion of such sales are made under the terms of agreements (which range from one to three years in duration) with national and regional hospital accounts and group purchasing organizations.

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

      Dental sales are made domestically through MDT sales representatives to authorized full-service dealers for dentists, group practices and clinics, and dental laboratories. Dental dealers buy, stock, sell and service MDT products, as well as competitive products, and receive discounts from the Company's suggested retail prices.

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

      No customer of the Company accounted for more than 10% of consolidated net sales in fiscal 1996, 1995 or 1994, and no material part of the business is dependent upon a single customer or a few customers.

  Product Development

      MDT expended $4,519,000, $4,451,000 and $4,692,000 on product development in the fiscal years ended March 31, 1996, 1995 and 1994, respectively. Since March 31, 1993, the Company has developed, produced and marketed a number of new sterility assurance products, including new generations of Harvey tabletop sterilizers, systems for reducing emissions from ethylene oxide (EO) sterilizers, systems for using ethylene oxide with non-ozone layer depleting carbon dioxide (EO/CO\\2\\) gas mixtures in Castle EO sterilizers, and a system for reducing water consumption by Castle steam sterilizers. Additionally, in March 1993, the Company introduced the first of several specially designed scientific sterilizers. The Company has also introduced during this same period several new examining and operatory products, including advanced versions of Shampaine surgical tables, and a Shampaine dental chair and Castle dental light.

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

      The Company's research and development program in the field of chemical sterilization of temperature, moisture and pressure sensitive instruments continued in fiscal 1996, as it will in fiscal

  1997. The Company has acquired an option to purchase certain patents and related rights covering sterilization of instruments and other items by means of plasma-generated, electrically neutral biocidal species in a field-free, glowless zone. Such patents are the subject of patent infringement lawsuits pending in the United States and Canada. See "Business -- Product Liability and Litigation." The Company had initially expected to seek FDA approval and to market a product incorporating this technology during 1996. However, this timetable has been delayed due in part to the Company's discovery during product testing of the incompatibility of certain materials proposed for use in the manufacture of the product. The Company now expects to market a product based on these patents in 1997, although significant further investment as well as regulatory approval will be required prior to commercialization.

      MDT has, from time to time, expanded its product lines through the acquisition of businesses, products and technologies. The Company may in the future seek appropriate opportunities to enter into manufacturing, distribution, sales and other strategic relationships with third parties, both domestically and internationally.

      The foregoing statements regarding the introduction and marketing of new products and product enhancements constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and as such, are subject to certain risks and uncertainties. The ability of the Company to develop and market new products and enhancements within the specified time periods depends upon a number of factors, including the investment of additional capital, successful completion of product testing in accordance with current protocols and the receipt of applicable regulatory approvals.

  Manufacturing

      MDT's production facilities utilize numerically controlled and robotic tools and contain sections for machining, metal fabricating, welding and brazing, painting and finishing, buffing, assembling, inspecting and testing. Certain of the Company's production facilities also contain microbiology laboratories.

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

  Backlog

      The Company's backlogs at March 31, 1996 and 1995, were approximately $23.8 million and $27.1 million, respectively, of which approximately $18.5 million and $21.2 million, respectively, were for Sterility Assurance Systems and approximately $5.3 million and $5.9 million, respectively, were for Examining and Operatory Equipment. All orders comprising the backlog are firm, written orders from qualified customers. Approximately 95% of these orders are expected to be filled in fiscal 1997, with the remainder to be filled in fiscal 1998.

  Competition

      Certain of the Company's competitors have greater financial and other resources than the Company has. The Company competes in the Sterility Assurance Systems business primarily with AMSCO International, Inc., a subsidiary of Steris Corporation; Getinge Industrier AB; and, in the tabletop sterilizer market, with several private companies. On May 12, 1996, the Company entered into an agreement pursuant to which it is proposed to be acquired by Getinge Industrier AB. See "Business -- Recent Company Events." Product features, reliability, operating costs, after-sales service, and price are the most prevalent competitive factors with respect to these products, with price becoming an increasingly important factor.

      The Company competes in Examining and Operatory Equipment primarily with AMSCO International, Inc., ALM, Siemens Medical Systems, Inc., a subsidiary of Siemens A.G., Skytron, a division of Kawasaki Midwest, Inc., and Midmark, Inc. (examination and surgical tables and lights); Dentsply International (dental x-ray machines); and Adec Inc., Pelton & Crane Company and other subsidiaries of Siemens A.G., and several independent companies represented in the United States by Professional Sales Associates, Inc. (dental chairs, lights and delivery systems). Product features, reliability, after-sale service, delivery times and price are the most prevalent competitive factors with respect to these products.

      The Company competes in the service business with AMSCO International, Inc., large bio-med groups such as Cohr, Inc. and National M.D., as well as large in-house hospital bio-med groups. The size of the installed based of MDT equipment, price, and the desire to consolidate vendors are the most prevalent competitive factors.

  Patents and Trademarks

      The Company actively develops innovative technology and improvements with respect to its product lines. The Company typically secures patent protection for significant innovations, and currently holds in excess of 100 unexpired patents granted by the United States and various foreign countries, three of which were issued during the fiscal year ended March 31, 1996. Additional patent applications are both pending and in preparation. The Company considers patent rights generally to be of value in terms of its competitive position, particularly in connection with its sterilizers and related products and surgical tables and lights.

      The Company sells its products under a variety of trademarks, some of which are considered of sufficient importance to warrant registration in the United States and various foreign countries in which the Company does business. Among the Company's registered marks used in connection with Sterility Assurance Systems are MDT, Castle, Harvey, Chemiclave, Hydroclave, Vibraclean, Vapo-Steril, Spor-Test, Unispore, Chemitest and Sani-Jet. Registered marks used in connection with Examining and Operatory Equipment include MDT, Castle, Shampaine, Radi-Op, McKesson, Steri-grip and Wilson.

  Government Regulation

      Most of the Company's current and planned products must be accepted, registered or licensed prior to sale by the federal Food and Drug Administration (the "FDA"), the federal Environmental Protection Agency (the "EPA"), and/or other regulatory authorities, both domestic and foreign. These authorities also regulate labeling, advertising and other forms of product advertising claims. Some of the Company's sterilizers and sterilization products also may be regulated under California's Proposition 65 (the Safe Drinking Water and Toxic Enforcement Act of 1986). This act prohibits the discharge of carcinogens and reproductive toxicants into sources of drinking water and mandates that businesses give "clear and reasonable" warnings prior to exposing individuals to such chemicals. Other pertinent legislation includes the California Clean Air Act and Birth Defect Prevention Act which are concerned with the release into the environment of substances which may be carcinogenic or reproductive toxicants. These acts require the generation of data in the form of extensive laboratory and animal testing regarding the carcinogenic and toxic nature of certain of the Company's products and the development of means to control their release into the environment. Local districts within California are further empowered to enact legislation which may be even more stringent than that enacted on a statewide basis.

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

      In February 1996, after internal quality control tests revealed that certain quantities of Vapo-Steril manufactured by the Company contained non-standard concentrations of that sterilant, the Company voluntarily commenced a recall of approximately 80,000 bottles of Vapo-Steril previously sold to dealers. The Company annually produces a total of approximately 930,000 bottles of Vapo-Steril. The Company subsequently notified the FDA and the EPA of the defective Vapo-Steril and the voluntary recall. The FDA acknowledged the Company's notification and ordered the Company to proceed with its recall. To date, approximately 45% of the dealers notified of the recall have responded with their findings, encompassing about 65% of the bottles subject to the recall. The Company has provided replacement bottles at no charge to all customers returning or destroying the defective Vapo-Steril. If and when a sufficient number of dealers have responded to the recall, the Company intends to request that the FDA formally cancel its recall order.

      Certain of the Company's sterilizers employ ethylene oxide as the sterilizing agent for certain instruments and other items which cannot withstand the heat, moisture or pressure common to other types of sterilizers. Use of ethylene oxide has been the subject of regulatory inquiry by the EPA and certain state regulatory authorities. Regulatory authorities require control of emissions of ethylene oxide from such equipment in the work area and may in the future require reduction of current permissible levels. The Company's ethylene oxide sterilizers are in compliance with Proposition 65.

      The Company's ethylene oxide sterilizers also employ a chlorofluorocarbon, which is combined with ethylene oxide to form a stable, non-flammable mixture. Under an international agreement and federal law, production of these substances was banned effective January 1, 1996, in order to protect the stratospheric ozone layer. Carbon dioxide is a suitable substitute for chlorofluorocarbons. In addition, major chemical companies have developed other suitable substitutes for chlorofluorocarbons. The Company provides modification kits with which its installed base of ethylene oxide sterilizers can be retrofitted for use with alternative mixtures. New ethylene oxide sterilizers are produced with this capability in order to meet specific customer requirements.

      Under the federal Food, Drug and Cosmetics Act, as amended, the Company is required to file with the FDA a new device list and to obtain FDA approval for all new devices which the Company proposes to manufacture for use in the prevention of disease and injury. The procedure for obtaining such approval differs depending upon the uniqueness of the device, with those devices which are substantially equivalent to existing devices being eligible for expedited approval and those devices which represent significant departures from existing devices requiring pre-marketing approval. In addition, certain claims for some medical devices cannot be made until the FDA agrees not to object. The devices are also subject to inspection by the FDA after they receive approval, with devices which are potentially life-threatening being subject to more stringent standards. The FDA has established manufacturing standards and record-keeping requirements known as "Good Manufacturing Practices" for manufacturers of medical devices. Each manufacturing facility of the Company must be registered annually and is subject to recurring inspections by the FDA.

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

      In February 1994, the Company filed a lawsuit against AbTox, Inc., a privately held company, charging AbTox with infringing patents which MDT has an option to purchase from the inventor and his controlled corporation (jointly referred to as "Exitron"). The patents define a technology utilizing plasma-generated neutral species in a sterilizer intended to replace ethylene oxide gas sterilizers and other low temperature alternatives to autoclaves. MDT initially filed suit in the U.S. District Court in the Central District of California seeking to enforce the Exitron patents and to restrain AbTox from the production and sale of a product which allegedly infringes the Exitron patents. In March 1994, AbTox filed substantially identical suits against MDT and Exitron in U.S. District Courts in Chicago, Illinois and Boston, Massachusetts, respectively, seeking to invalidate the Exitron patents and to assert an AbTox patent against a plasma sterilization device initially developed by Exitron and now undergoing additional testing and development by MDT.

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

      During 1995, the United States District Court for the District of Massachusetts found that (i) the plasma sterilization testing and development work by MDT did not infringe the patent asserted by AbTox, (ii) the Exitron patents being asserted are not unenforceable due to inequitable conduct, and
  (iii) AbTox's plasma sterilizer does not infringe the Exitron patents asserted by MDT. MDT has appealed the court's finding that the AbTox plasma sterilizer does not infringe the Exitron patents, and AbTox has filed a cross-appeal with respect to the court's finding that the testing and development work performed by MDT did not infringe the patent asserted by AbTox. In addition, AbTox has filed motions with the court in Canada to seek findings that the Exitron patents are invalid and that its plasma sterilizer does not infringe on the Exitron patents. MDT intends vigorously to pursue its infringement claims and to oppose the AbTox claims.

  Employees

      At March 31, 1996, MDT employed 1,089 persons full-time in the following areas: manufacturing, engineering and quality assurance (538); marketing and sales (173); product support (270); administration (58); and research, development and compliance (50). The Company believes that its overall relations with its employees are good.

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

      The Company maintains the MDT Corporation Savings and Thrift Plan for Hourly Employees (which has, effective as of July 1, 1996, been renamed the Retirement Savings Plan for Hourly Employees) covering its nonunion hourly employees and the MDT Biologic Company Union Thrift Plan covering its union members. These plans are similar to the MDT Corporation Savings and Thrift Plan for Salaried Employees, except that the union plan does not provide retirement contributions similar to those previously set forth in the MDT Corporation Retirement Plan. Effective as of July 1, 1996, the MDT Corporation Retirement Plan was merged with two other Company employee benefit plans. See
  Item 7, "Executive Compensation -- Employee Benefit Plans -- Retirement Plan."

  Item 2.  Properties

      The Company owns approximately 32.5 acres of land and related buildings and improvements in Henrietta, New York, which house the headquarters and certain operations for two of its operating subsidiaries, MDT Biologic Company and MDT Technionic Company, as well as several corporate activities. The Company owns approximately three acres of land and a manufacturing and engineering facility in Rancho Dominguez, California which is utilized by MDT Biologic Company. The Henrietta and Rancho Dominguez properties are part of the security for the Company's amended bank credit agreement having an aggregate outstanding principal balance of $33,300,000 as of March 31, 1996. The Company is currently in default under certain financial covenants contained in the amended bank credit agreement. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 8 and Note 9 to Consolidated Financial Statements. The Company owns approximately 2.5 acres of land and a manufacturing and engineering facility in Mercersburg, Pennsylvania, which is also utilized by MDT Biologic Company. The Mercersburg property secures two loans with an aggregate outstanding principal balance of $236,000 as of March 31, 1996. See Note 9 of Notes to Consolidated Financial Statements.

      The Company occupies four leased facilities in North Charleston, South Carolina, under the terms of three coterminous leases. These facilities house the Company's third operating subsidiary, MDT Diagnostic Company, and a service center for MDT Technionic Company. The Company owns 15 acres of land in Summerville, South Carolina (adjacent to North Charleston), on which it intended to construct and occupy a new manufacturing and engineering facility. Due to the present business climate and financial results, the Company has listed the real property for sale.

      The Company occupies its corporate headquarters in Durham, North Carolina under the terms of a lease which expires August 11, 2001. The Company also leases a government sales office in Arnold, Maryland and sales and service offices in Athens, Greece and Hong Kong. Warehouse facilities as well as sales and service offices are leased in Mississauga, Ontario, and Montreal, Quebec, Canada. As part of its reorganization, the Company closed during fiscal 1996, extending to the first quarter of fiscal 1997, the Plano, Texas, warehouse facility and three domestic sales and service offices.

      The following table sets forth certain information concerning the principal manufacturing and engineering facilities of the Company and its subsidiaries. The table excludes the leased corporate facility in Durham, North Carolina, and leased sales and service offices and warehouse facilities in the United States and Canada and in Athens, Greece and Hong Kong, totaling approximately 30,000 square feet.

                                                    Expiration
                                         Square     of Current
      Location                           Footage      Lease
      --------                           -------    ----------

 Henrietta, New York                     313,000      Owned
 Rancho Dominguez, California.........    60,000      Owned
 Mercersburg, Pennsylvania                29,000      Owned
 North Charleston, South Carolina(a)..   132,400       1996
                                         -------    ----------

  (a) Consists of four leased facilities. The leases pertaining to three of the facilities (comprising approximately 121,000 square feet) expire in December 1996, but include up to four annual renewal options in favor of the Company. The lease pertaining to the fourth facility (comprising 11,400 square feet) expires in December 1996.


      Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of investigation, removal or remediation of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow money using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of a release of such substances at a disposal treatment facility, whether or not such facility is owned or operated by such person. In connection with the ownership, leasing or operation of real properties, and the conduct of manufacturing activities thereon, the Company may be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and therefore, potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and costs associated with injuries to persons and property.

      In connection with Getinge's investigation of the Company (see Item 1, "Business -- Recent Company Events"), the conduct of environmental tests revealed previously undiscovered soil and groundwater contamination by industrial solvents at the Company's manufacturing facility in Henrietta, New York and by industrial solvents and petroleum constituents at the Company's manufacturing facility in North Charleston, South Carolina. Some of the contaminants in the groundwater may have migrated to the facilities from an offsite source. The costs of remediating such contamination is currently estimated to range from $1,350,000 to $2,700,000, and a reserve of $1,350,000 was established in the fourth quarter of fiscal year 1996 to meet anticipated remediation obligations. The ultimate cost, however, will depend on the extent of the contamination found as the remediation project progresses and the cleanup standards that the Company is required to meet.

  Item 3.  Legal Proceedings

      In addition to the legal proceedings described or referenced in this Annual Report under the caption "Business -- Product Liability and Litigation," the Company is a defendant in various other legal proceedings arising in the ordinary course of business. In the opinion of management, the outcome of such other legal proceedings will not have a material adverse impact on the consolidated financial position of the Company.

  Item 4.  Submission of Matters to a Vote of Security Holders

      None.
                                    PART II


  Item 5. Market For The Registrant's Common Equity and Related Stockholder Matters

      The Company's Common Stock is traded in the NASDAQ National Market System under the Symbol MDTC. The following table sets forth, for the periods indicated, the range of high and low prices for the Common Stock for each fiscal quarter since April 1, 1995, as reported by the NASDAQ National Market System.


                                               High      Low
                                             --------  -------
Fiscal 1995
  First Quarter............................   $6 1/16   $4 1/2
  Second Quarter...........................     5 5/8    4 5/8
  Third Quarter............................     6 7/8    5 1/4
  Fourth Quarter...........................     7 1/4    5 5/8

Fiscal 1996
  First Quarter............................     7 1/8    5 3/8
  Second Quarter...........................     8        5 7/8
  Third Quarter............................     6 1/2    4 1/2
  Fourth Quarter...........................     5 1/4    4 1/4

Fiscal 1997
    First Quarter (through June 14, 1996)..     5 1/4    4 1/4


      The last sale price on June 14, 1996, as reported by the NASDAQ National Market System, was 4 13/16 per share. On June 14, 1996 there were 475 holders of record of the Common Stock of MDT. The Company has never paid cash or other dividends and the Board of Directors does not anticipate paying any dividends in the foreseeable future. In addition, under the terms of the Company's credit agreement with Wells Fargo Bank, National Association, and Chase Bank, National Association, the Company has covenanted that, without the prior written consent of the banks, the Company will not pay dividends to its stockholders for as long as any loans under the amended credit agreement are outstanding.


  Item 6.  Selected Financial Data

      The following tables set forth selected consolidated financial data for the Company for each of the five fiscal years ended March 31, 1996. This information should be read in conjunction with the more detailed consolidated financial statements and notes thereto included in Item 8 of this Annual Report.

      The income statement data for each of the five fiscal years ended March 31, 1996 and the balance sheet data as of those dates have been derived from the Company's consolidated financial statements, which statements have been audited by KPMG Peat Marwick LLP, independent Certified Public Accountants.

                             Income Statement Data
                     (In thousands, except per share data)

                                                  Fiscal Year Ended March 31,
                                 -------------------------------------------------------------
                                   1996          1995         1994         1993         1992
                                 --------      --------     --------     --------     --------

Sales........................    $131,188      $135,462     $136,475     $133,947     $119,204
Cost of sales................      94,449        92,564       92,728       89,673       82,957
                                 --------      --------     --------     --------     --------
Gross profit.................      36,739        42,898       43,747       44,274       36,247

Operating expenses:
   Marketing and sales.......      23,797        24,238       24,574       23,492       20,659
   Administration............      10,027         8,666        9,365        9,329        7,823
   Product development.......       4,519         4,451        4,692        4,428        3,887
                                 --------      --------     --------     --------     --------

                                   38,343        37,355       38,631       37,249       32,369
Reorganization costs.........       2,035/(a)/   1,235/(a)/       --           --           --
                                 --------      --------     --------     --------     --------


Operating income (loss)......      (3,639)        4,308        5,116        7,025        3,878
Interest expense.............       3,443         3,514        2,803        2,756        2,963
Other (income) expense.......       1,709           113          169          177          119
                                 --------      --------     --------     --------     --------

Income (loss) before income
  taxes and accounting changes     (8,791)          681        2,144        4,092          796

Income taxes (benefit).......      (2,725)          405          901        1,716          451
                                 --------      --------     --------     --------     --------

Income (loss) before
 accounting
  changes....................      (6,066)          276        1,243        2,376          345
Accounting changes...........          --            --          699/(b)/      --           --
                                 --------      --------     --------     --------     --------


Net income (loss)............    $ (6,066)     $    276     $  1,942     $  2,376     $    345
                                 ========      ========     ========     ========     ========

Earnings (loss) per Share:
   Income (loss) before
     accounting changes......       $(.90)         $.04         $.18         $.38         $.05
   Accounting changes........          --            --          .11/(b)/      --           --
                                 --------      --------     --------     --------     --------

Net income (loss)............       $(.90)         $.04         $.29         $.38         $.05
                                 ========      ========     ========     ========     ========

Weighted average common and
  common equivalent shares
  outstanding................       6,769         6,775        6,781        6,293        6,319

  _________________

  (a) Reorganization costs, reflecting employee severance payments, lease termination costs and recruitment and relocation costs which were $2,035 in fiscal 1996 and $1,235 in fiscal 1995.

  (b) Cumulative effect of change in accounting method at April 1, 1993 to reflect the change in applying overhead costs to inventory.

                              Balance Sheet Data
                     (In thousands, except per share data)

                                                     March 31,
                                 ------------------------------------------------
                                   1996      1995      1994      1993      1992
                                 --------  --------  --------  --------  --------

Total Assets...................  $100,528  $105,349  $105,652  $100,772   $88,912
Working Capital................    13,466    23,427    26,636    23,957    26,827
Long-term Debt.................       496     5,684     8,838     7,919     8,634
Stockholders' Equity...........    39,395    45,461    45,022    39,639    37,247
Stockholders' Equity Per Share.      5.82      6.72      6.68      6.32      5.94


                                Financial Ratios

                                                       March 31,

                                          1996    1995    1994    1993    1992
                                         ------  ------  ------  ------  -----

Current Ratio.........................    1.2:1  1.5:1   1.6:1   1.5:1   1.7:1
Total Liabilities to Stockholders'
 Equity Ratio.........................    1.6:1  1.3:1   1.3:1   1.5:1   1.4:1
Long-term Debt to Stockholders'
 Equity Ratio.........................      0:1   .1:1    .2:1    .2:1    .2:1
Return on Average Stockholders' Equity    (14.3%)   .6%    4.6%    6.2%     .9%


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Results of Operations

      The following table presents for the fiscal years ended March 31, 1996, 1995, and 1994, the Company's Consolidated Statements of Income expressed as a percent of sales and the period-to-period percent changes in the dollar amounts of the respective line items.

                                                               1996      1995
                                    Percent of Net Sales       over      over
                                 Fiscal Year Ended March 31,  (under)   (under)
                                ----------------------------
                                   1996     1995     1994      1995      1994
                                --------- -------- ---------  -------  -------

Sales..........................    100.0%   100.0%   100.0%     (3.2)%   (0.7)%
                                  -------  -------  -------
Cost of sales..................     72.0     68.3     67.9        2.0     (0.2)
                                  -------  -------  -------
Gross profit...................     28.0     31.7     32.1      (14.4)    (1.9)

Operating expenses:
   Marketing and sales.........     18.1     17.9     18.0       (1.8)    (1.4)
   Administration..............      7.6      6.4      6.9       15.7     (7.5)
   Product development.........      3.4      3.3      3.4        1.5     (5.1)
                                  -------  -------  -------
                                    29.2     27.6     28.3        2.6     (3.3)

Reorganization costs...........      1.6      0.9       --       64.8       --
                                  -------  -------  -------
Operating income (loss)........     (2.8)     3.2      3.8     (184.5)   (15.8)
Interest expense...............      2.6      2.6      2.1       (2.0)    25.4
Other expense..................      1.3      0.1      0.1     1412.4    (33.1)
                                  -------  -------  -------
Income (loss) before income
 taxes and cumulative effect of
 change in accounting method...     (6.7)     0.5      1.6    (1390.9)   (68.2)

Income taxes (benefit).........     (2.1)     0.3      0.7     (772.8)   (55.0)
                                  -------  -------  -------
Income (loss) before
 cumulative effect of change in
 accounting method.............     (4.6)     0.2      0.9    (2297.8)   (77.8)

Cumulative effect of change in
 accounting method for
 valuation of inventory, net of
 income taxes..................       --       --      0.5         --       --
                                  -------  -------  -------
Net Income (loss)                  (4.6)%     0.2%     1.4%   (2297.8)%  (85.8)%
                                  =======  =======  =======

  The following table summarizes the sales contribution of each product group for the fiscal years ended March 31, 1996, 1995 and 1994.



                                               Fiscal Year Ended March 31,
                                             -------------------------------
(Dollars in thousands)                            1996      1995      1994
- - ----------------------------------------------------------------------------
MDT Biologic Company
  Sterility Assurance Systems Group             $ 58,716  $ 62,591  $ 66,486
MDT Diagnostic Company
  Examining and Operatory Equipment Group         24,302    25,546    27,453
MDT Technionic Company
  Products Support Group                          47,121    46,695    42,129
Other Items                                        1,041       630       407
                                                --------  --------  --------
 Total Sales                                    $131,188  $135,462  $136,475
                                                ========  ========  ========


  Fiscal year ended March 31, 1996, as compared to fiscal year ended March 31, 1995.

      Sales for the fiscal year ended March 31, 1996, of $131,188,000 were $4,274,000 below sales for fiscal year 1995, a decrease of 3.2%. Sales of parts, service and consumables by MDT Technionic were up 0.9% for the year compared to the prior year, while sales of sterility equipment by MDT Biologic were down 6.2% and sales of examining and operatory equipment by MDT Diagnostic were down 4.9% compared to the prior year. Good overall performance in international markets was offset by lower domestic equipment sales resulting in part from continuing buyer uncertainty in domestic healthcare markets related to healthcare reform and industry consolidation and retrenchment. Slightly higher sales by MDT Technionic reflect customer resolve to extend the utilization of existing equipment in the current environment.

      Incoming orders of $127,919,000 for the recent fiscal year were $6,615,000, or 4.9%, lower when compared to incoming orders of $134,534,000 in the prior fiscal year. Stronger orders in the international and service markets were offset by weaker orders in the domestic healthcare markets. Backlog was $23,840,000 at March 31, 1996, compared to a backlog of $27,145,000 a year earlier.

      Gross profit of $36,739,000 was $6,159,000, or 14.4%, lower in fiscal 1996 compared to fiscal 1995, while gross profit as a percentage of sales was 28.0% in the current fiscal year versus 31.7% in the prior fiscal year. Current year gross profit and gross profit margin were reduced by fourth quarter adjustments which included inventory adjustments totaling $2,425,000, including a write-down of approximately $489,000 in connection with inventory purchased from a supplier who failed to maintain necessary compliance with FDA manufacturing standards; a write-off of approximately $1,082,000 relating to products whose sales are being discontinued by the Company; additional reserves for excess and obsolete inventory of approximately $855,000, relating primarily to the identification of slower-moving products and parts inventories; and higher LIFO reserves of approximately $133,000. Gross margins were also decreased by $562,000 for increased warranty reserves of $260,000 and increased reserves for projected workers compensation expense of $302,000. The decrease in gross profit and gross margin from the prior year (excluding the aforementioned) was also impacted by the additional combined effects of lower domestic sales, higher manufacturing costs resulting from reduced production levels, lower pricing and a relatively higher mix of international sales yielding generally lower margins. These negative factors were partially offset by cost reductions implemented during the current and prior fiscal year.

      Operating expenses of $38,343,000 increased $988,000, or 2.6%, in fiscal 1996 compared to fiscal 1995. The increase in operating expenses reflects an increase of $424,000 for costs associated with patent litigation defense fees, approximately $179,000 to amortize assets relating to the Company's plasma sterilizer program and an increase of approximately $120,000 in expenditures to market to national accounts and group purchasing organizations combined with related higher administrative fees. Overall, operating expenses as a percentage of sales increased to 29.2% in fiscal 1996 from 27.6% in fiscal 1995.

      Reorganization costs, reflecting employee severance payments and relocation costs related to the reorganization of the Company into three business units (including the relocation of the corporate office from Torrance, California, to Durham, North Carolina), totaling $2,035,000 were recorded in fiscal 1996. These costs are associated with the Company's efforts to lower its break-even point in the face of lower sales while at the same time improve the effectiveness of its operations, organization and structure. At March 31, 1996, the balance of reorganization costs accrued but not yet paid was $830,000. Further measures to reduce costs are being implemented by the Company. A reserve of approximately $315,000 to reflect costs incurred to effect such reductions, principally severance costs, is expected to be recorded in the first quarter of fiscal 1997. Further, the Company has under consideration the sale or discontinuance of certain product lines and related assets and the contraction or closure of certain distribution channels, which could result in further reserves and cost for inventory, severance and asset impairments. See Item 1 -- "Business -- Recent Company Events -- First Quarter Operating Results."

      The operating loss of $3,639,000 in fiscal 1996 was $7,947,000, or 184.5%, below the operating income of $4,308,000 in fiscal 1995, reflecting lower gross profit, higher operating expenses and higher reorganization costs.

      Interest expense decreased $71,000 in fiscal 1996 to $3,443,000. The decrease was due primarily to lower average borrowings.

      Other expenses increased $1,596,000 to $1,709,000. The increase includes a reserve for environmental remediation costs of $1,350,000 related to soil and ground water contamination at two of the Company's manufacturing facilities, approximately $410,000 for costs incurred in connection with the Getinge transaction and costs incurred in connection with the negotiation and amendment of the Company's bank credit agreement and a write-off of land improvement cost of $349,000 related to abandoned plans to construct a new manufacturing facility in South Carolina. These costs were offset by a pre-tax gain of $518,000 from the sale of the Bovie product line of electrosurgical products.

      Income tax (benefit) is based upon an estimated rate of 31% for fiscal year 1996. The tax rate used for the prior fiscal year was 59%.

      Net loss of $6,066,000, or $.90 per share, for fiscal 1996 compares to a net income of $276,000, or $.04 per share, for the same period in 1995, reflecting the above noted factors.

  Fiscal year ended March 31, 1995, as compared to fiscal year ended March 31, 1994.

      Sales for the fiscal year ended March 31, 1995, of $135,462,000 were $1,013,000 below sales for fiscal year 1994, a decrease of 0.7%. Sales of parts, service and consumables were up 10.8% for the year compared to the prior year while sales of sterility equipment were down 5.9% and sales of examining and operatory equipment were down 6.9% compared to the prior year. Lower equipment sales resulted from continuing buyer uncertainty in the domestic healthcare markets related to healthcare reform and from continuing industry consolidation and retrenchment. Higher sales of parts, service and consumables reflect customer resolve to extend the life of existing equipment in the current environment.

      Incoming orders of $134,535,000 were essentially the same when compared to incoming orders of $134,403,000 in the prior year. Stronger orders in the international, scientific and service markets were offset by weaker orders in the domestic healthcare markets. Backlog was $27,145,000 at March 31, 1995, compared to $28,072,000 a year earlier.

      Gross profit of $42,898,000 was $849,000, or 1.9%, lower in fiscal 1995 compared to fiscal 1994, while gross profit as a percentage of sales was 31.7% in fiscal 1995 versus 32.1% in the prior year. Fiscal 1995 gross profit and gross profit margin were reduced by $371,000 as the result of a strike at the Company's Henrietta, New York, plant in April 1994. The decrease from the prior year (excluding the effect of the strike) was primarily due to the combined effects of lower sales, higher manufacturing costs resulting from reduced production levels, somewhat lower pricing overall, manufacturing inefficiencies associated with the consolidation in December 1994 of the former Elkhorn, Wisconsin, operation with the North Charleston, South Carolina, operation and the comparative impact of implementing the LIFO method for costing substantially all inventories in fiscal 1995. These negative impacts were partially offset by cost reductions implemented during fiscal 1995, the favorable gross profit impact of which was first realized during the fourth quarter of fiscal 1995.

      Effective April 1, 1994, the Company implemented the LIFO method for costing substantially all of its inventories. In fiscal 1994, approximately 44% of the Company's consolidated inventories was valued using the LIFO method, with the balance valued using the FIFO method. During fiscal year 1995, the Company recorded incremental LIFO reserves of $656,000 as a result of this change.

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

      Reorganization costs, reflecting employee severance payments, lease termination costs and recruitment and relocation costs, totaling $1,235,000 were recorded in fiscal 1995. These costs were associated with the Company's efforts to lower its break-even point in the face of market uncertainties while at the same time improve the effectiveness of its operations, organization and structure. The fiscal 1995 cost associated with each of the measures is: elimination of jobs and other costs and expenses, $733,000; consolidation of sales and service offices including centralization of service dispatch and parts and service order entry, $215,000; and reorganization of the Company into three business units, including the relocation of the corporate office from Torrance, California, to Durham, North Carolina, $287,000.

      Operating income of $4,308,000 was $808,000, or 15.8%, lower in fiscal 1995 than in fiscal 1994, reflecting lower gross profit and reorganization costs partially offset by lower operating expenses.

      Interest expense increased $711,000 in fiscal 1995 to $3,514,000. The increase was due primarily to increases in the prime rate, to which most of the Company's debt was related.

      The effective income tax rate increased to approximately 59% in fiscal 1995 compared to 42% in fiscal 1994. The increase in the effective tax rate reflects primarily the impact on the percentage rate calculation of permanent book-to-tax differences stemming from the 50% limitation on the deductibility of travel related expenses applied to reduced taxable income after reorganization costs.

      Income before cumulative effect of change in accounting method of $276,000, or $.04 per share, in the current year, compares to $1,243,000, or $.18 per share, in the prior year, a decrease of $967,000, or 77.8%, reflecting the factors previously discussed.

      During fiscal year 1994, the Company recorded the effect of a change in accounting method for applying overhead costs to inventory, which resulted in a cumulative write-up of inventories of $699,000, net of tax, or $.11 per share (See Note 2 to the Notes to Consolidated Financial Statements.)

      Net income of $276,000, or $.04 per share, for fiscal 1995, compared to $1,942,000, or $.29 per share, for fiscal 1994, a decrease of 85.8%. Reorganization costs of $1,235,000, costs related to a strike in April 1994 of $371,000, and incremental LIFO reserves of $656,000, taken together with the tax effect discussed above, reduced net income by $1,312,000, or $.19 per share, in fiscal 1995.

  Liquidity and Capital Resources

      During fiscal 1996, net cash provided by operating activities of $419,000 was combined with proceeds from the sale of the Bovie product line of $2,631,000 to finance capital expenditures of $2,292,000 and net payments on borrowings of $730,000.

      At March 31, 1996, the Company's current ratio was 1.2 to 1 and working capital was $13,466,000. This compares to a current ratio of 1.5 to 1 and working capital of $23,427,000 at March 31, 1995. The decrease in working capital reflects the reclassification of bank term debt from long-term to current based on the Company's default under certain financial covenants contained in its amended bank credit agreement with Well Fargo Bank, National Association and Chase Bank, National Association, discussed below; adjustments to reduce the values of inventories; and increases in accrued liabilities discussed above in Results of Operations. At March 31, 1996, Stockholders' Equity per share was $5.82 compared to $6.72 at March 31, 1995.

      On June 9, 1995, the Company's wholly owned subsidiary, MDT Diagnostic Company, sold to Maxxim Medical, Inc. certain inventories, fixed assets and intangible assets relating to the Bovie line of electrosurgical products, which resulted in a pre-tax gain of $518,000.

      The Company is directing a significant portion of its research and development efforts to the development of technology utilizing plasma generated neutral species in a sterilizer intended to replace ethylene oxide gas sterilizers and other low temperature alternatives to autoclaves. A significant portion of the technology is embedded in patents which MDT has an option to purchase from the inventor and his controlled corporation (jointly referred to as Exitron). Development costs are expensed as incurred. The Company has capitalized $911,000 related to the purchase of the technology from Exitron together with related patent and other asset costs. MDT has filed lawsuits against AbTox, Inc., Mundelein, Illinois, in both the United States and Canada seeking to prove infringement of the patents, obtain monetary damages and restrain AbTox from the sale of a product which MDT believes infringes the patents. AbTox has filed counter claims against MDT and Exitron. In fiscal 1996, MDT spent $893,000 on legal and professional fees related to this matter. MDT expects to expend further amounts in fiscal 1997 to commercialize the technology and to protect its patent position.

      Reorganization costs, reflecting employee severance payments and relocation costs related to the reorganization of the Company into three business units (including the relocation of the corporate office from Torrance, California, to Durham, North Carolina), totaling $2,035,000 were recorded in fiscal 1996. These costs are associated with the Company's efforts to lower its break-even point in the face of lower sales while at the same time improve the effectiveness of its operations, organization and structure. At March 31, 1996, the balance of reorganization costs accrued but not yet paid was $830,000. Further measures to reduce costs are being implemented by the Company. A reserve of approximately $315,000 to reflect costs incurred to effect such reductions, principally severance costs, is expected to be recorded in the first quarter of fiscal 1997. Further, the Company has under consideration the sale or discontinuance of certain product lines and related assets and the contraction or closure of certain distribution channels, which could result in reserves for inventory and costs for severance and asset impairment.

      The Company made capital expenditures of $2,292,000 in fiscal 1996 compared to $3,067,000 in fiscal 1995. Capital expenditures are anticipated to total approximately $2,000,000 in fiscal 1997, for production machinery and equipment, tooling and molds. Total committed capital expenditures were approximately $568,000 as of March 31, 1996. The Company owns 15 acres of land in Summerville, South Carolina (adjacent to North Charleston), on which it intended to construct and occupy a new manufacturing and engineering facility. Due to the present business climate and financial results, the Company has listed the real property for sale.

      On May 12, 1996, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which it is proposed to be acquired by Getinge Industrier AB, a Swedish manufacturer of hospital and scientific equipment . On May 17, 1996, Getinge commenced a tender offer for all outstanding shares of the Company's common stock for a cash price of $4.50 per share. On July 12, 1996, Getinge announced an extension of its tender offer until 5:00 p.m. EDT on July 25, 1996 and an increase in the offer price to $5.50 per share. Consummation of the tender offer is subject to certain terms and conditions set forth in the Merger Agreement, including the approval of the holders of two-thirds of the shares to be acquired and certain regulatory approvals. If the tender offer is consummated, those shares not acquired in the tender offer will be converted into $5.50 per share in cash pursuant to a merger to be effected following completion of the tender offer.

      The Company's operating results for the quarter and year ended March 31, 1996 have caused the Company to be in default under certain financial covenants contained in its amended bank credit agreement with Wells Fargo Bank, National Association, and Chase Bank, National Association. The Company and the banks are negotiating a forbearance agreement pursuant to which the banks would agree to refrain for a limited period of time from exercising their remedies with respect to the covenant defaults. If entered into beween the Company and the banks, the forbearance agreement would also provide that, effective May 12, 1996, the interest rate charged to the Company on all loans outstanding under the amended credit agreement would be increased from the prime rate plus 0.5% on the line of credit and the prime rate plus 0.75% on
                                                                ----
  the term loan to the prime rate plus 2% on both loans. No assurance can be
                                  ----
  given, however, that a forbearance agreement will be obtained.


      In connection with the Getinge transaction, the Company is advised that Getinge has received a commitment from its lenders sufficient to retire the loans outstanding under the amended bank credit agreement, although Getinge may also attempt to reach mutually agreeable terms with the Company's existing bank lenders. If the Getinge transaction is not consummated, the Company has received a proposal from Congress Financial Corporation to refinance the Company's existing bank credit facility. The proposal, which has been approved by Congress Financial's credit committee, is subject to legal documentation and other requirements and is for a three-year, secured line of credit up to $37,500,000. Availability under the proposed line would be determined from time to time on the basis of various lending formulae tied to the Company's accounts receivable and inventories. Loans under the proposed line would bear interest at one percent (1%) per annum above the prime rate charged by CoreStates Bank, N.A., or, at the Company's option, 3.25% above the adjusted Eurodollar rate. Proceeds from the proposed facility would be used to repay the Company's existing loans with Wells Fargo Bank and Chase Bank. No assurance can be given, however, that alternative financing will be obtained.

      In connection with Getinge's investigation of the Company, environmental tests revealed previously undiscovered soil and groundwater contamination at two of the Company's manufacturing facilities. See Item 2 - "Properties." The costs of remediating such contamination are currently estimated to range from $1,350,000 to $2,700,000 extended over three to five years. A reserve of $1,350,000 was established to meet anticipated remediation obligations.

      The Company expects to receive income tax refunds of approximately $1,300,000 as recovery of fiscal year 1996 estimated payments and as a carryback of net operating losses to prior years. Appropriate filings have or are in the process of being made.

      The Company finances its working capital and capital expenditure needs from cash provided by operating activities and borrowings under the Company's bank credit agreement. The line of credit portion of the bank credit agreement totalling $22,700,000 at June 30, 1996, matures and is to be repaid in full with all accrued interest on August 1, 1996. Further, as discussed above, the Company is in default under certain financial covenants contained in its bank credit agreement. At June 30, 1996, the total outstanding balance of the bank credit agreement was $32,700,000. Going forward, the Company intends to finance its working capital and capital expenditure needs from cash provided by operating activities and from financing provided by Getinge (should the merger be consummated) or from new financing the Company is seeking from Congress Financial Corporation to replace its existing bank credit facility. No assurance can be given that the merger with Getinge will be consummated or that alternative financing will be obtained.

      Healthcare reform, both in the public and private sectors, has resulted in customer uncertainty, lower sales and pricing pressures. Independent of healthcare reform proposals, healthcare consolidations, alliances and buying groups are expected to increase industry efficiencies and strengthen the bargaining position of large providers of healthcare services. Activities intended to contain the rise in healthcare costs have had a negative impact on the Company. However, management anticipates that ultimately certain other longer-term trends in the healthcare industry will contribute to recovery in demand for the Company's products and services. These trends include increasing awareness and concern regarding the transmission of infectious diseases, an aging United States population requiring increased levels of healthcare, expanded use of certain treatments requiring stricter aseptic practices, an increasing number and variety of surgical procedures and greater use of reusable, rather than disposable, surgical articles to support healthcare cost containment.

  Item 8.  Financial Statements and Supplementary Data

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors
MDT Corporation:

We have audited the accompanying consolidated balance sheets of MDT Corporation and subsidiaries as of March 31, 1996 and 1995 and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MDT Corporation and subsidiaries as of March 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $6,066,000 in fiscal 1996 and therefore was not in compliance with certain covenants contained in its bank credit agreement. Accordingly, borrowings under the Company's credit facilities are reflected as current liabilities in the accompanying consolidated balance sheet. As more fully described in note 17, the Company has agreed to be acquired by Getinge Industrier AB ("Getinge") pursuant to a tender offer of $5.50 per share which expires on July 25, 1996, and which indicates that Getinge is considering the repayment of such borrowings for which a funding commitment has been obtained, subject to certain terms and conditions. Additionally, as more fully described in note 9, the Company has received a proposal from a new lender for the repayment in full of such borrowings and for supplemental financing for the Company. There can be no assurance that either of these transactions will be consummated. The status of the existing credit facilities and the need for borrowing capacity during fiscal 1997 raise substantial doubt about the Company's ability to continue as a going concern. These matters and management's plans are discussed further in notes 9 and 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Raleigh, North Carolina
May 17, 1996, except as to
   the third paragraph of note 9
   and the second paragraph of
   note 17, which are as of July 12, 1996

                        MDT CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            March 31, 1996 and 1995




        Assets                               1996                  1995
                                          ----------            ----------

Current assets:

  Cash                                      $1,990,000           $1,962,000
  Receivables (note 8):
    Trade accounts                          30,000,000           30,958,000
    Other receivables                        2,143,000              605,000
    Less allowances for doubtful
      accounts                                (692,000)            (531,000)
                                            ----------           ----------
                                            31,451,000           31,032,000
                                            ==========           ==========

  Inventories (notes 5 and 8)               33,872,000           37,061,000
  Prepaid expenses                           2,489,000            2,576,000
                                            ----------           ----------

      Total current assets                  69,802,000           72,631,000

Property, plant and equipment, less
  accumulated depreciation and
  amortization (notes 6 and 8)              26,580,000           28,132,000
Other assets, less accumulated
  amortization (notes 7 and 8)               4,146,000            4,586,000
                                            ----------           ----------
                                          $100,528,000         $105,349,000
                                          ============         ============

    Liabilities and Stockholders' Equity

Current liabilities:
  Note payable (note 8)                    $22,700,000          $25,600,000
  Current installments of long-term
    debt (note 9)                           10,991,000            3,617,000
  Accounts payable                          11,338,000           11,432,000
  Accrued liabilities:
    Compensation, payroll taxes and
     benefits                                1,450,000            1,002,000
    Warranty, litigation and
     other                                   8,086,000            4,550,000
  Deferred income                            1,771,000            1,922,000

  Deferred income taxes (note 13)                -                1,081,000
                                            ----------           ----------

       Total current liabilities            56,336,000           49,204,000


Long-term debt, less current
  installments (note 9)                        496,000            5,684,000
Accrued postretirement benefits
 (note 14)                                   2,191,000            2,266,000
Deferred income taxes
 (note 13)                                   2,110,000            2,734,000
                                            ----------           ----------

       Total liabilities                    61,133,000           59,888,000
                                            ==========           ==========

Stockholders' equity (notes 12 and 13):
  Preferred stock, par value $1.25 per
    share.  Authorized 1,600,000 shares;
    none issued and outstanding                  -                    -
  Common stock, par value $1.25
    per share.  Authorized 20,000,000
    shares; issued and outstanding
    6,769,431 shares at March 31,
    1996 and 1995                            8,462,000            8,462,000
  Additional paid-in capital                27,264,000           27,264,000
  Retained earnings                          3,669,000            9,735,000
                                           -----------          -----------

       Total stockholders' equity           39,395,000           45,461,000



Commitments and contingencies (notes 10,
  11, 12 and 14)
                                           -----------          -----------
                                          $100,528,000         $105,349,000
                                          ============         ============

See accompanying notes to consolidated financial statements.

                       MDT CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Income (Loss)

                   Years ended March 31, 1996, 1995 and 1994

                                                         1996              1995            1994
                                                     ------------     ------------     ------------
Sales                                               $ 131,188,000    $ 135,462,000    $ 136,475,000
Cost of sales                                          94,449,000       92,564,000       92,728,000
                                                     ------------     ------------     ------------

Gross profit                                           36,739,000       42,898,000       43,747,000
                                                     ------------     ------------     ------------

Operating expenses:
  Marketing and sales                                  23,797,000       24,238,000       24,574,000
  Administration                                       10,027,000        8,666,000        9,365,000
  Product development                                   4,519,000        4,451,000        4,692,000
                                                     ------------     ------------     ------------
                                                       38,343,000       37,355,000       38,631,000

Reorganization costs (note 3)                           2,035,000        1,235,000                -
                                                     ------------     ------------     ------------

Operating income (loss)                                (3,639,000)       4,308,000        5,116,000

Interest expense                                        3,443,000        3,514,000        2,803,000
Other expense (note 10)                                 1,709,000          113,000          169,000
                                                     ------------     ------------     ------------

Income (loss) before income taxes (benefit) and
  cumulative effect of change in accounting
  method                                               (8,791,000)         681,000        2,144,000


Income taxes (benefit)  (note 13)                      (2,725,000)         405,000          901,000
                                                     ------------     ------------     ------------

Income (loss) before cumulative effect of change
  in accounting method                                 (6,066,000)         276,000        1,243,000

Cumulative effect of change in accounting
  method for valuation of inventory, net of
  income taxes (note 2)                                         -                -          699,000
                                                     ------------     ------------     ------------

       Net income (loss)                            $  (6,066,000)   $     276,000    $   1,942,000
                                                     ============     ============     ============

Earnings (loss) per share (note 1):
  Income (loss) before cumulative effect of
    change in accounting method                     $        (.90)   $         .04    $         .18
  Cumulative effect of change in accounting
    method                                                      -                -              .11
                                                     ------------     ------------     ------------

       Net income (loss)                            $        (.90)   $         .04    $         .29
                                                     ============     ============     ============


See accompanying notes to consolidated financial statements.

                       MDT CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                   Years ended March 31, 1996, 1995 and 1994


                                     Common stock            Additional     Retained
                                 ---------------------        paid-in       earnings
                                 Shares         Amount        capital      (note 13)        Total
                                 -------        ------        -------      ---------        -----
Balances at March 31,
     1993                        6,276,925    $7,846,000    $24,276,000   $ 7,517,000    $39,639,000
Common stock issued -
     stock options
     (note 12)                       3,234         4,000         15,000             -         19,000
Common stock issued -
     debt conversion
     (note 4)                      442,477       553,000      2,447,000             -      3,000,000
Common stock issued-
     management incentive
     compensation plan              20,228        26,000        149,000             -        175,000
Tax benefit from
     conversion of debt
     to common stock                     -             -        247,000             -        247,000
Net income                               -             -              -     1,942,000      1,942,000
                                 ---------    ----------    -----------   -----------    -----------
Balances at March 31,
     1994                        6,742,864     8,429,000     27,134,000     9,459,000     45,022,000
Common stock issued -
     stock options
     (note 12)                      56,000        70,000        288,000             -        358,000
Common stock acquired
     in payment of options         (29,433)      (37,000)      (158,000)            -       (195,000)
Net income                               -             -              -       276,000        276,000
                                 ---------    ----------    -----------   -----------    -----------
Balances at March 31,
     1995                        6,769,431     8,462,000     27,264,000     9,735,000     45,461,000
Net loss                                 -             -              -    (6,066,000)    (6,066,000)
                                 ---------    ----------    -----------   -----------    -----------
Balances at March 31,
     1996                        6,769,431    $8,462,000    $27,264,000   $ 3,669,000    $39,395,000
                                 =========    ==========    ===========   ===========    ===========

         See accompanying notes to consolidated financial statements.

                       MDT CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                   Years ended March 31, 1996, 1995 and 1994



                                                                  1996            1995            1994
                                                             --------------   -------------   -------------


Cash flows from operating activities:

  Net income (loss)                                         $  (6,066,000)   $    276,000    $  1,942,000
                                                            -------------    ------------    ------------
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                             3,838,000       3,961,000       3,925,000
      Provision for losses on accounts receivable                 271,000         117,000         368,000
      Gain on sale of Bovie product line                         (512,000)          -               -
      Loss on disposal of fixed assets                            351,000          26,000           2,000
      Cumulative effect of change in accounting method              -               -            (699,000)
      Changes in assets and liabilities net of effects
          from sale of Bovie product line:
        Receivables                                              (691,000)     (1,627,000)      1,285,000
        Inventories                                             1,157,000       2,983,000      (2,523,000)
        Prepaid expenses                                           87,000         321,000          84,000
        Other assets                                               26,000        (942,000)       (617,000)
        Accounts payable and other accrued liabilities          1,958,000       1,325,000      (3,182,000)
                                                            -------------    ------------    ------------
                Net cash provided by operating activities         419,000       6,440,000         585,000
                                                            -------------    ------------    ------------

Cash flows from investing activities:
  Payment for purchase of specified assets of Hamilton              -               -          (2,400,000)
  Proceeds from sale of Bovie product line                      2,631,000           -               -
  Capital expenditures                                         (2,292,000)     (3,067,000)     (2,989,000)
                                                            -------------    ------------    ------------
                Net cash provided by (used in) investing
                  activities                                      339,000      (3,067,000)     (5,389,000)
                                                            -------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of notes payable                       4,300,000       6,000,000      11,700,000
  Principal payments on notes payable                          (7,200,000)     (5,000,000)     (9,800,000)
  Proceeds from issuance of long-term note payable              6,000,000           -          10,000,000
  Net proceeds from issuance of common stock                        -             163,000          19,000
  Principal payments on long-term debt                         (3,830,000)     (3,429,000)     (7,502,000)
                                                            -------------    ------------    ------------

                Net cash provided by (used in) financing
                  activities                                     (730,000)     (2,266,000)      4,417,000
                                                            -------------    ------------    ------------

                Increase (decrease) in cash                        28,000       1,107,000        (387,000)

Cash, beginning of year                                         1,962,000         855,000       1,242,000
                                                            -------------    ------------    ------------
Cash, end of year                                           $   1,990,000    $  1,962,000    $    855,000
                                                            =============    ============    ============


                                                                  1996            1995            1994
                                                             --------------   -------------   -------------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                $   3,374,000    $  3,157,000    $  2,357,000
    Income taxes                                                  639,000         879,000       2,177,000
                                                            =============    ============    ============

Supplemental Disclosures of Noncash Investing
  and Financing Activities:
    Accounts receivable written off against the allowance
      for doubtful accounts                                 $     110,000    $    391,000    $    207,000
    Capital lease obligations incurred for equipment
      purchases                                                    17,000         362,000          48,000
    Subordinated note payable - conversion to common
      stock (note 4)                                                -               -           3,000,000
                                                            =============    ============    ============

Acquisitions of Specified Assets of Hamilton
    Inventories, equipment and intangibles                  $       -        $      -        $  2,799,000
    Accounts payable, accrued liabilities and long-term
      debt                                                          -               -            (399,000)
                                                            -------------    ------------    ------------

Cash paid in acquisition of specified assets of
      Hamilton                                              $       -        $      -        $  2,400,000
                                                            =============    ============    ============


See accompanying notes to consolidated financial statements.

                       MDT CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                            March 31, 1996 and 1995

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

      Principles of Consolidation

      The consolidated financial statements include the accounts of MDT Corporation and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

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

      Other Assets

      Other assets, consisting primarily of patents, trademarks, noncompete agreements, consulting and licensing agreements and goodwill, are being amortized using the straight-line method over the shorter of their legal or estimated useful lives. Periodically, the Company assesses the recoverability of intangible assets and adjusts those assets based on the estimated future financial benefits.

      Product Warranties

      The Company sells its products generally with warranties ranging from one to two years. The estimated cost of repairs under existing warranties has been provided for in the consolidated financial statements.

                       MDT CORPORATION AND SUBSIDIARIES

      Revenue Recognition

      Product sales are recognized when title passes, generally at the time products are shipped. Service sales are recognized ratably over the relevant contractual period or as the service is performed, as appropriate. Service fees received but unearned are included in the consolidated balance sheets as deferred income.

      The allowance for doubtful accounts is determined through analysis of various factors including the age of receivables and past write-offs.

      Earnings per Share

      Earnings per share are based upon weighted average common and common equivalent shares outstanding, amounting to 6,769,000, 6,775,000, and 6,781,000 shares for each of the three years ended March 31, 1996, 1995 and 1994, respectively. Fully diluted earnings per share is not shown since the calculation is antidilutive.

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

      Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, "Disclosures about the Fair Value of Financial Instruments" (Statement 107) requires the disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of cash and equivalents, accounts receivable and payable, accrued expenses and deferred income approximates fair value because of the short maturity of those instruments. The carrying amount of the long-term debt is considered to be representative of the fair value as the interest rates are based on market rates.

                       MDT CORPORATION AND SUBSIDIARIES

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)   Accounting Change

      Effective April 1, 1993, the Company changed its method of applying overhead costs to inventory. Overhead costs attributable to the handling and storage of inventory are based upon the material component of inventory while other overhead costs are applied based upon direct labor dollars. Previously, all overhead costs were allocated to inventory based upon labor dollars. The Company believes that this change is preferable because it more accurately matches costs with related revenues. The cumulative effect of this change on prior years, reported as an increase in net earnings for the year ended March 31, 1994, was $699,000 (net of $507,000 of income taxes) or $.11 a share. The effect of the change on fiscal 1994 earnings was to decrease income before cumulative effect of change in accounting principles by $81,000 ($.01 per share).

(3)   Reorganization Costs

      During fiscal 1996 and 1995, plans were developed with the intention of significantly reducing the Company's cost structure and improving the effectiveness of its operations, organization and structure.

      The 1996 restructuring program involves the reduction of 53 employees and consolidations of offices (including the relocation of the Corporate office from Torrance, California to Durham, North Carolina) and the reorganization of the Company into three business units. The March 31, 1996 consolidated statement of income (loss) includes $2,035,000 of pre-tax charges related to the aforementioned employee terminations, office closures and relocations of which $854,000 had been accrued during fiscal year 1996. At March 31, 1996, $830,000, relating to severance and lease termination costs, remained in accrued liabilities for the 1996 and 1995 restructuring programs. During 1996, $264,000 related to employee severance and facility closures for the 1996 and 1995 restructuring programs were paid and charged to accrued liabilities.

      The 1995 restructuring program involved the reduction of 70 employees and consolidations of offices and facilities. The March 31, 1995 consolidated statement of income includes $1,235,000 of pre-tax charges related to the aforementioned employee terminations and facility closures. At March 31, 1995, $240,000 of this amount, relating to severance and lease termination costs, remained in accrued liabilities.

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

                       MDT CORPORATION AND SUBSIDIARIES

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

(5)   Inventories

      Inventories at March 31, 1996 and 1995 consist of the following:

                                                1996                  1995
                                             -----------          -----------
                         Raw materials       $20,337,000          $22,843,000
                         Work-in-process       3,985,000            3,901,000
                         Finished goods        9,550,000           10,317,000
                                             -----------          -----------

                                             $33,872,000          $37,061,000
                                            ============          ===========

      Prior year inventory amounts have been reclassified to conform with 1996 year end reporting. Certain inventories are valued using the LIFO method and comprise approximately 97% of consolidated inventories. Incremental LIFO reserves of $1,052,000 were recorded in fiscal 1996. Inventories valued using the LIFO method would be $3,847,000 and $2,795,000 greater at March 31, 1996 and 1995, respectively, using the FIFO method. The book value of LIFO inventories differs from the underlying tax basis due to an acquisition made by the Company in July 1987. At March 31, 1996 and 1995, LIFO inventories for book purposes exceeded those for tax purposes by $8,055,000 and $8,170,000, respectively.

      Because of the rapidly changing health care market, some portions of the Company's inventory of certain products may exceed near term demand. Management is continuing to refine the Company's methodology for assessing these circumstances. No estimate can be made of a range of amounts of loss that are reasonably possible should supply exceed near term demand for certain products.

                       MDT CORPORATION AND SUBSIDIARIES

(6)   Property, Plant and Equipment

      Property, plant and equipment at March 31, 1996 and 1995 consist of the following:


                                                                             Estimated
                                               1996           1995          useful lives
                                          ------------   ------------      ---------------
     Land                                 $  3,824,000   $  3,824,000          -
     Buildings and improvements             12,995,000     12,845,000      20 to  40 years
     Leasehold improvements                  1,069,000      1,077,000      Term of leases
     Machinery and equipment                24,664,000     24,114,000      10 to 20 years
     Computers, office equipment and
       furniture                             7,086,000      6,347,000      5 to 12 years
                                          ------------   ------------
                                            49,638,000     48,207,000

     Less accumulated depreciation and
       amortization                         23,058,000     20,075,000
                                          ------------   ------------

                                          $ 26,580,000   $ 28,132,000
                                          ============   ============

(7)  Other Assets
     Other assets at March 31, 1996 and 1995 consist of the following:

                                                                            Amortization
                                               1996           1995             period
                                          ------------   ------------      --------------
     Patents, trademarks, and goodwill    $  5,205,000   $  4,834,000      10 to 17 years
     Consulting and noncompete
       agreements                            4,450,000      4,450,000      3 to 5 years
     License agreements                      1,038,000      1,038,000      5 years
     Other                                     307,000        381,000          -
                                          ------------   ------------
                                            11,000,000     10,703,000
     Less accumulated amortization           6,854,000      6,117,000
                                          ------------   ------------

                                          $  4,146,000   $  4,586,000
                                          ============   ============

(8)   Notes Payable

      The Company has a secured line of credit as part of a credit agreement with two commercial banks. The secured line of credit provides for advances up to 80% of eligible accounts receivable and 35% of eligible inventory not to exceed $25,800,000 at .5% above the banks' prime rate of interest (aggregate of 8.75% at March 31, 1996). In addition, the Company pays a quarterly commitment fee of .25% per annum on the average unused amount. The Company is not in compliance with certain financial covenants contained in the credit agreement (see note 9). The line is to be repaid in full, with all accrued interest, on August 1, 1996 unless renewed or extended. The line is secured by inventories, accounts receivable, equipment and intangible assets.

                       MDT CORPORATION AND SUBSIDIARIES

(9)   Long-Term Debt

      Long-term debt at March 31, 1996 and 1995 is summarized as follows:

                                                                                             1996                1995
                                                                                         --------------      -------------
     Secured term-loan payable to two commercial banks in monthly principal installments of $200,000, due August 1, 2000, at the bank's prime rate plus 3/4% (9% at March 31, 1996). A separate interest agreement covering
       $4,833,000 capped the rate at 8.9% with a floor rate of 6%. The interest rate agreement was entered into at no cost to the Company and expires
       August 1, 1998.                                                                    $  10,600,000      $   6,833,000
     Subordinated note payable to an individual in 10 quarterly installments of
       $250,000, commencing on September 30, 1993. Interest is payable quarterly
       at a rate generally equal to the prime lending rate.                                        -             1,000,000
     Secured equipment leases payable in monthly or quarterly installments ranging from $1,000 to $33,000, including interest at rates ranging from
       9.9% to 14.5% due through July 1999.                                                     588,000          1,001,000
     Subordinated note payable in quarterly installments of $31,576, due
       September 30, 1996, with the balance bearing interest at prime plus 2%
       (10.25% at March 31, 1996).                                                               63,000            189,000
     Secured mortgage loan payable to a commercial bank in monthly installments of $3,481, due December 1997, with the balance bearing interest at an
       adjustable rate (7.25% on March 31, 1996)                                                104,000            137,000
     Pennsylvania Industrial Development Authority Loan payable in monthly installments of $1,545, due in January 2006, with the balance bearing
       interest at 7.0%.                                                                        132,000            141,000
                                                                                         --------------      -------------
                                                                                             11,487,000          9,301,000
     Less current installments                                                               10,991,000          3,617,000

                                                                                         --------------      -------------
                                                                                         $      496,000      $   5,684,000
                                                                                         ==============      =============

      The secured term-loan and credit line (note 8) agreements contain certain restrictions on purchases of fixed assets and payment of dividends and various covenants regarding financial ratios. The Company is not in compliance with certain financial covenants contained in the credit agreement. The Company is negotiating a forbearance agreement with the banks related to this non-compliance that would be in effect until the proposed transaction with Getinge Industrier AB ("Getinge") is closed (see note 17). The Company is advised that

                       MDT CORPORATION AND SUBSIDIARIES

      Getinge has received a commitment from its lenders sufficient to retire the loans outstanding under the credit agreement, although Getinge may also attempt to reach mutually agreeable terms with the Company's existing bank lenders. Should the proposed transaction not be concluded, the Company would seek to negotiate a new credit agreement with Congress Financial Corporation from whom the Company has received a proposal to refinance the Company's existing bank credit agreement. The term-loan agreement is secured by inventories, accounts receivable, equipment and intangible assets.

      Given the debt covenant violations related to the secured term-loan payable and the fact that a waiver for the next fiscal year has not been obtained, the $10,600,000 due under this loan has been classified as due in fiscal 1997. Based on this classification, the aggregate maturities of long-term debt for fiscal years subsequent to March 31, 1996 are as follows:

                              1997            $   10,991,000
                              1998                   287,000
                              1999                    90,000
                              2000                    29,000
                              2001                    13,000

                              Thereafter              77,000
                                              --------------
                                              $   11,487,000
                                              ==============

(10)  Commitments and Contingent Liabilities

      Litigation

      The Company is involved in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

      Operating Leases

      The Company occupies manufacturing, warehousing and office facilities under terms of operating leases which expire at various dates through July 2001. The annual minimum lease payments thereunder for the years subsequent to March 31, 1996 are as follows: 1997, $572,000; 1998, $155,000; 1999, $140,000; 2000, $117,000; 2001, $106,000 and thereafter,
      $51,000. Lease expense totaled $1,106,000, $1,076,000, and $942,000 for each of the three years ended March 31, 1996, 1995 and 1994, respectively.

      Royalties

      The Company has purchased product rights, assembly blueprints and related documentation for certain products under arrangements calling for licensing royalties over periods up to 12 years. Royalty fees generally range from 4% to 10% of specified product sales. Total royalty payments made under these arrangements approximated $117,000, $144,000, and $185,000 in 1996, 1995 and 1994, respectively.

                       MDT CORPORATION AND SUBSIDIARIES

     Product Liability

      The Company is a party to various claims and legal actions arising during the ordinary course of business. With respect to product liability claims, the Company's costs and any potential judgments resulting from such claims would be covered by the Company's product liability insurance, except for policy limits and self-insured retentions. The Company intends to defend such claims in cooperation with its insurers. It is management's opinion that any eventual outcome will not have a material adverse effect on the Company's financial position or results of operations.

      Environmental Liability

      The Company is subject to laws and regulations relating to the protection of the environment. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.

      During 1996, in connection with the proposed acquisition by Getinge (see note 17), Getinge engaged environmental consultants. The conduct of environmental tests revealed previously undiscovered soil and ground water contamination at two of the Company's facilities. Based on cost estimates provided by the consultants, the Company believes remediation costs will range from $1,350,000 to $2,700,000 and at March 31, 1996, the Company accrued $1,350,000. The ultimate cost, however, will depend on the extent of contamination found as the remediation project progresses. The Company expects remediation to be substantially complete within five years.

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

      With certain restrictions, the Board of Directors may redeem the Rights or exchange them for shares of common stock. The Rights will expire on February 27, 2000, unless extended or unless earlier redeemed or exchanged by the Company. At March 31, 1996, the Company has 1,692,358 shares of common stock reserved for the Rights.

                       MDT CORPORATION AND SUBSIDIARIES

(12)  Stock Options

      The Company has a stock option plan which provides for the granting to directors and employees of the Company options to purchase up to 1,200,000 shares of the Company's common stock. The options may be granted for terms up to ten years, and the exercise price must be at least equal to the fair market value of the common stock on the date of grant. Options are exercisable one year after the date of grant. If an option is granted to any person owning more than 10% of the voting power of all classes of the Company's capital stock, the exercise price of the option must be at least 110% of the fair market value of the common stock on the date of grant. At March 31, 1996, options for 768,266 shares were outstanding, of which 693,266 shares were exercisable. At that date, 178,770 shares remained available for future grant under the plan. The aggregate option price for outstanding options at March 31, 1996, 1995 and 1994 was $4,517,000, $4,268,000, and $4,882,000, respectively.

      Transactions and other information relating to stock options for each of the three years ended March 31, 1996 are summarized as follows:

                                                Number of        Option price
                                                  shares          per share
                                              --------------    --------------

     Options outstanding at March 31, 1993       791,500         5.44 - 8.81
       Options granted                            51,000         6.79 - 8.56
       Options exercised                          (3,234)        5.44 - 6.50
       Options cancelled or expired              (20,000)        5.44 - 6.50
                                              --------------

     Options outstanding at March 31, 1994       819,266         5.44 - 8.81
       Options granted                           140,000         5.56 - 6.50
       Options exercised                         (56,000)        5.94 - 6.50
       Options cancelled or expired             (178,500)        5.44 - 8.56
                                              --------------

     Options outstanding at March 31, 1995       724,766         5.44 - 8.81
       Options granted                            75,000         4.97 - 6.44
       Options exercised                            -                 -
       Options cancelled or expired              (31,500)        5.44 - 8.56
                                              --------------   --------------

     Options outstanding at March 31, 1996       768,266         4.97 - 8.81
                                              ==============   ==============

                       MDT CORPORATION AND SUBSIDIARIES

(13)  Income Taxes

      The domestic and foreign components of income (loss) before income taxes and accounting changes are as follows:

                                                   1996            1995           1994
                                              --------------  --------------  --------------
     United States                            $  (8,741,000)  $     728,000   $   2,578,000
     Foreign                                        (50,000)        (47,000)       (434,000)
                                              --------------  --------------  --------------

     Income (loss) before income taxes
       and accounting changes                 $  (8,791,000)  $     681,000   $   2,144,000
                                              ==============  ==============  ==============

      Actual income tax expense differs from the "expected" tax expense computed by applying the United States corporate tax rate of 34% to income before income taxes and accounting changes as follows:

                                                  1996             1995            1994
                                              --------------  --------------  --------------
     Computed "expected" tax expense          $  (2,989,000)  $     232,000   $     729,000
       (benefit)

     Earnings of foreign subsidiaries                (6,000)         (6,000)        (42,000)
     Meals and entertainment                         96,000          94,000          42,000
     State tax expense (benefit) (net
       of Federal income tax benefit)              (271,000)        108,000         187,000
     Other                                          445,000         (23,000)        (15,000)
                                              --------------  --------------  --------------

                                              $  (2,725,000)  $     405,000   $     901,000
                                              ==============  ==============  ==============

Components of income tax expense (benefit) are as follows:

                                                             Allocated to
                                                              accounting
                                                               changes
                                Current         Other          (note 2)         Total
                            -------------  --------------  --------------  --------------
     1996:
       Federal              $   (584,000)  $  (1,706,000)  $       -       $  (2,290,000)
       State                      84,000        (495,000)          -            (411,000)
       Foreign                   (24,000)           -              -             (24,000)
                            -------------  --------------  --------------  --------------

                            $   (524,000)  $  (2,201,000)  $       -       $  (2,725,000)
                            =============  ==============  ==============  ==============

                       MDT CORPORATION AND SUBSIDIARIES

     1995:
       Federal              $    275,000   $     (12,000)  $        -      $     263,000
       State                     171,000          (8,000)           -            163,000
       Foreign                   (21,000)           -               -            (21,000)
                            -------------  --------------  --------------  --------------
                            $    425,000   $     (20,000)  $        -      $     405,000
                            =============  ==============  ==============  ==============

     1994:
       Federal              $  1,438,000   $    (615,000)  $     410,000   $   1,233,000
       State                     485,000        (201,000)         97,000         381,000
       Foreign                  (206,000)           -               -           (206,000)
                            -------------  --------------  --------------  --------------
                            $   1,717,000  $    (816,000)  $     507,000   $   1,408,000
                            =============  ==============  ==============  ==============

      The "other" component of income tax expense represents the tax effect of deferred tax charges (principally reserves not yet deductible for Federal and state income tax purposes), stock option benefits and purchase accounting liability payments.

      As discussed in note 1, the Company adopted Statement 109 in its fiscal year ended March 31, 1994, and as allowed in Statement 109, elected to apply the provisions of Statement 109 retroactively to April 1, 1988. The cumulative effect of the change in the method of accounting for income taxes as of April 1, 1988 was a charge to retained earnings and stockholders' equity of approximately $3.1 million. This cumulative effect adjustment principally reflects financial statement and tax basis differences in the value of inventory and buildings resulting from the Castle Company acquisition as reported in the fiscal year ended March 31, 1988. In addition to the cumulative effect adjustment, a separate adjustment was required under Statement 109 to restate any assets or liabilities previously recorded net-of-tax under Opinion 11 to their pretax (gross) amounts. The pretax (gross) amount is the amount of asset or liability which would have been recorded if net-of-tax accounting had not been used in the acquisition. The effect of this adjustment on the Company was to eliminate the remaining balance in the deferred tax asset account relating to the previously recorded net-of-tax adjustments and to increase the building asset account by approximately $2.1 million. For all periods ending subsequent to April 1, 1988, and throughout the life of the building, the annual financial statement impact (i.e., depreciation expense less deferred tax impact) associated with this step-up in the building asset will be a reduction of net income of $51,000. The financial statements for the years ending subsequent to April 1, 1988 have been restated to comply with the provisions of Statement 109.

                       MDT CORPORATION AND SUBSIDIARIES

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at March 31, 1996 and 1995 are presented below:

                                                                    1996           1995
                                                                ------------   -------------
     Deferred tax assets:
       Accounts receivable, principally due to allowance
         for doubtful accounts                                  $    306,000   $    238,000
       Intangible assets, principally due to amortization            348,000        256,000
       Severance accrual                                             234,000         86,000
       Warranty accrual                                              798,000        670,000
       Product liability self-insurance accrual                      328,000        270,000
       Deferred income                                               119,000        169,000
       Postretirement benefit                                        960,000        976,000
       Environmental liability                                       540,000           -
       Other                                                         115,000          7,000
                                                                ------------   -------------
              Total deferred tax assets                            3,748,000      2,672,000
                                                                ------------   -------------

                                                                    1996           1995
                                                                ------------   -------------
     Deferred tax liabilities:
       Inventories                                              $  1,109,000      2,332,000
       Prepaid commission                                            136,000        190,000
       Property, plant and equipment                               1,947,000      1,947,000
       Accumulated depreciation                                    1,664,000      1,670,000
       Intangible assets                                             348,000        348,000
       Other                                                         158,000           -
                                                                ------------   -------------
              Total deferred liabilities                           5,362,000      6,487,000
                                                                ------------   -------------
              Net deferred tax liability                          (1,614,000)    (3,815,000)

     Less current deferred tax asset (liability)                     496,000     (1,081,000)
                                                                ------------   -------------
              Long-term deferred income tax liability           $ (2,110,000)  $ (2,734,000)
                                                                ============   =============


     A valuation allowance was deemed unnecessary at March 31, 1996, 1995 and 1994. It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

                       MDT CORPORATION AND SUBSIDIARIES

(14)  Employee Retirement and Benefit Plans

      Defined Benefit Pension Plan

      The Company provides a defined benefit pension plan covering certain employees. The plan provides benefits of stated amounts for each year of service. The Company's funding policy for the plan is to make at least the minimum annual contributions required by applicable law.

      The components of the net periodic pension cost for each of the years ended March 31, 1996, 1995 and 1994 are as follows:

                                                   1996          1995          1994
                                               ------------  ------------  ------------
     Service cost - benefits earned during
       the period                              $    168,000  $    173,000  $    154,000
     Interest cost on projected benefit
       obligation                                   544,000       519,000       479,000
     Actual return on plan assets                (1,184,000)     (408,000)       (4,000)
     Net amortization and deferral                  655,000      (120,000)     (561,000)
                                               ------------  ------------  ------------

            Net periodic pension cost          $    183,000  $    164,000  $     68,000
                                               ============  ============  ============

      For determining net periodic pension cost, the expected long-term rate of return on assets is 8% for all years presented.

      The following table summarizes the funded status of the plan and the amounts recognized in the Company's consolidated balance sheets at March 31, 1996 and 1995:

                                                                      1996         1995
                                                                  ------------  ------------
     Actuarial present value of benefit obligations:
       Vested benefit obligation                                  $  6,465,000  $  5,731,000
       Nonvested benefit obligation                                  1,014,000       985,000
                                                                  ------------  ------------

     Accumulated benefit obligation                               $  7,479,000  $  6,716,000
                                                                  ============  ============

     Projected benefit obligation                                 $  7,479,000  $  6,716,000
     Plan assets at fair value (principally equity and debt
       securities)                                                   7,486,000     6,722,000
                                                                  ------------  ------------
              Plan assets in excess of projected benefit
                obligation                                               7,000         6,000

     Unrecognized net loss                                              16,000       155,000
     Unrecognized net transition asset at April 1, 1988,
       amortized over 15 years                                        (482,000)     (550,000)
     Unrecognized prior service cost                                   628,000       690,000
                                                                  ------------  ------------
              Pension asset recognized in the consolidated
                balance sheets                                    $    169,000  $    301,000


                       MDT CORPORATION AND SUBSIDIARIES

      The weighted average discount rate used in determining the projected benefit obligation was 7.85% and 8.5% in 1996 and 1995, respectively.

      Retirement Plan

      The Company provides a defined contribution retirement plan covering certain employees of the Company with at least one year of service. The plan provides for contributions of 3% of salaries and wages, exclusive of bonuses, plus 3% of each participant's compensation in excess of the Social Security earnings base. Amounts allocated to a participant's account are subject to a vesting schedule under which a participant would be 20% vested after one year of service and 20% vested for each year of service thereafter. Contributions to the plan totaled $967,000, $1,049,000, and $1,069,000 for the years ended March 31, 1996, 1995 and
      1994, respectively.


      Savings and Thrift Plans

      The Company provides savings and thrift plans in which all employees are eligible to participate. Participants may contribute up to 6% of their compensation while receiving up to 50% matching contributions from the Company. The Company's contributions become vested at a rate of 20% after the first year of service and 20% for each year of service thereafter. The Company's contributions under the plan totaled $732,000, $708,000, and $704,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

      Supplemental Executive Retirement Plan

      The Company has a Supplemental Executive Retirement Plan (SERP) for officers of the Company. The SERP supplements retirement benefits payable to officers under the Retirement Plan and the Savings and Thrift Plan. Contributions to the SERP began in 1992 and were $129,000, $106,000, and $87,000 for the years ended March 31, 1996, 1995 and 1994, respectively. The contributions are actuarially determined based on age, service time and salary levels of participants.

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

                       MDT CORPORATION AND SUBSIDIARIES

      The following table sets forth the plan's funded status reconciled with the amount shown in the Company's consolidated balance sheets at March 31, 1996 and 1995:

                                                                      1996          1995
                                                                  ------------  ------------
      Accumulated postretirement benefit obligation:
        Retirees at age 65                                        $    851,000  $    934,000
        Retirees at ages 62-65                                         436,000       293,000
        Active employees                                             1,085,000       976,000
                                                                  ------------  ------------
                                                                     2,372,000     2,203,000

      Plus actuarial gain                                               37,000       246,000
      Less prior service cost                                           (9,000)      (10,000)
      Plan assets at fair value                                           -             -
                                                                  ------------  ------------
      Accrued postretirement benefit obligation                      2,400,000     2,439,000
      Less current portion                                             209,000       173,000
                                                                  ------------  ------------
      Accrued postretirement benefit liability                    $  2,191,000  $  2,266,000
                                                                  ============  ============

      Net periodic postretirement benefit cost for the years ended March 31, 1996, 1995 and 1994 is as follows:

                                                                  1996           1995         1994
                                                              ------------  ------------  ------------
      Service cost - benefits attributed to service
        during the period                                     $     74,000  $     63,000  $     65,000
      Interest cost on accumulated postretirement
        benefit obligation                                         178,000       184,000       186,000
      Actual return on plan assets                                    -             -             -
      Amortization and deferral                                       -             -             -
                                                              ------------  ------------  ------------
                Net periodic postretirement benefit cost      $    252,000  $    247,000  $    251,000
                                                              ============  ============  ============

      For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits (nonfixed portion) was assumed for 1996; the rate was assumed to decrease gradually to 5.0% for 2005 and remain at that level thereafter. The health care cost trend rate assumption only affects retirees ages 62-65, as all other contributions are fixed. The effect of a 1.0% increase in the assumed health care cost trend to each year would increase the accumulated postretirement benefit obligation as of March 31, 1996 by $47,000 and the aggregate net periodic postretirement benefit cost for the year ended March 31, 1996 would remain approximately equal. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.85%, 8.5% and 8.0% in 1996, 1995 and 1994, respectively.

                       MDT CORPORATION AND SUBSIDIARIES

(15)  Business Segment and Foreign Export Sales

      The Company operates in one business segment, the manufacture and service of devices and consumables for the health care professions.

      Revenues by geographic area for the years ended March 31, 1996, 1995 and 1994 are as follows (in thousands):

                                                                   Middle
                                                                    East
                United                   Pacific     Western        and
                States       Canada       Basin       Europe       other        Total
             ------------  ----------  -----------  ----------  ----------  ------------
     1996    $    106,893  $    7,941  $    10,094  $    1,891  $    4,369  $    131,188
     1995         111,297       7,182        9,291       1,821       5,871       135,462
     1994         114,374       8,192        7,347       2,101       4,461       136,475

(16)  Quarterly Financial Information (Unaudited)

      The following table summarizes financial information by quarter for the two years ended March 31, 1996 and 1995 (in thousands, except per share data):

                                                                            Net
                                                                           Income
                                                             Net Income  (loss) per
                                   Net sales   Gross profit    (loss)      share
                                  -----------  ------------  ----------  ----------
     1996:
       First quarter              $    30,899  $     10,068  $      448  $      .07
       Second quarter                  33,303         9,914        (355)       (.05)
       Third quarter                   32,965         9,230      (1,633)       (.24)
       Fourth quarter                  34,021         7,527      (4,526)       (.68)
                                  -----------  ------------  ----------  ----------
                                  $   131,188  $     36,739  $   (6,066) $     (.90)
                                  ===========  ============  ==========  ==========

      Fourth quarter results were impacted by adjustments as follows: inventory adjustments totaling $2,425,000, including a write-down of approximately $489,000 in connection with inventory purchased from a supplier who failed to maintain necessary compliance with FDA manufacturing standards; a write-off of approximately $1,082,000 relating to products whose sales are being discontinued by the Company, including approximately $724,000 attributable to nutrition and ice stations and $358,000 attributable to certain tabletop sterilizers; additional reserves for excess and obsolete inventory of approximately $855,000, relating primarily to the identification of slower-moving products and parts inventories; higher LIFO reserves of approximately $133,000; increased warranty reserves of $260,000; and increased reserves for projected workers compensation expense of $302,000.

                       MDT CORPORATION AND SUBSIDIARIES

                                                                           Income
                                                             Net Income  (loss) per
                                   Net sales   Gross profit    (loss)      share
                                  -----------  ------------  ----------  ----------
     1995:
       First quarter              $    32,194  $     10,664  $     (237) $     (.04)
       Second quarter                  33,818        10,417         248         .04
       Third quarter                   34,049        10,207         122         .02
       Fourth quarter                  35,401        11,610         143         .02
                                  -----------  ------------  ----------  ----------
                                  $   135,462  $     42,898  $      276  $      .04
                                  ===========  ============  ==========  ==========

      Certain reclassifications have been made to the previously released 1995 quarterly information to conform with the year-end reporting.

(17)  Pending Acquisition

      On May 12, 1996, MDT agreed to be acquired by Getinge Industrier AB ("Getinge"), a Swedish manufacturer of hospital and scientific equipment. A definitive merger agreement was signed pursuant to which Getinge will acquire all outstanding shares of MDT common stock by commencing a tender offer for such shares at a cash price of $4.50 per share. If certain conditions are met those shares not acquired in the tender offer will be converted into $4.50 in cash pursuant to a merger to be effected following completion of the tender offer. Consummation of the tender offer and the merger is subject to certain terms and conditions, including approval of the holders of two-thirds of the shares to be acquired and regulatory approvals.

      The tender offer was initially scheduled to expire on June 28, 1996, but has since been extended by Getinge until 5 p.m. EDT on July 12, 1996. On July 12, 1996, Getinge announced the extension of its tender offer at a price of $5.50 per share, a $1.00 increase over the previous tender offer price of $4.50 per share. The tender offer will now expire at 5 p.m. EDT on July 25, 1996. Other terms and conditions of the original tender offer remain intact, except that, if certain conditions are met those shares not acquired in the tender offer will be converted into $5.50 in cash pursuant to a merger to be effected following completion of the tender offer.

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.
                                    PART III

  Item 10. Directors and Executive Officers of the Registrant

  Board of Directors

      The following listing provides certain information concerning the directors of the Company and their principal occupations:

      J. Miles Branagan, age 63, has been a director since 1971 and is a co-founder of the Company. He has served as Chairman of the Board of Directors since 1983, President since 1971, and as Chief Executive Officer since 1978. In addition, he served as Co-Executive Officer from 1971 to 1978, Chief Financial Officer from 1971 to 1988, and Chief Operating Officer from 1988 to 1995. Prior to joining the Company, Mr. Branagan was a partner in a national public accounting firm. Mr. Branagan also serves on the Board of Trustees of the Van Kampen American Capital Group of Open-End Mutual Funds.

      LaMoyne H. Fleming, D.D.S., age 68, has been a director since 1986. From 1952 to 1985, Dr. Fleming served as a Dental Officer in the United States Air Force. From 1982 to his retirement with the rank of Colonel in 1985, he served as Special Assistant for Dental Affairs, Office of the Secretary of Defense, representing the Army, Navy and Air Force. Dr. Fleming is retired.

      Charles A. French, age 53, has been a director since February 1995. From 1986 to 1989, Mr. French served as Chief Operating Officer and as a director of Spectramed, Inc., a manufacturer of medical devices based in Newport Beach, California. Prior to joining Spectramed, Mr. French held various senior management positions with other companies in the health care industry. He has been an investor in and consultant to various health care companies since 1989. Mr. French is also a director of Qualmart Corporation.

      John S. Gilbertson, age 52, has been a director since February 1995. From 1992 to the present, Mr. Gilbertson has served as Executive Vice President, and from 1994 to the present he has served as Chief Operating Officer of AVX Corporation, an international electronics manufacturing concern headquartered in Myrtle Beach, South Carolina. He is also a director of AVX Corporation and Kyocera Corporation. Prior to joining AVX, Mr. Gilbertson held various positions with Corning Glass Company and served as an officer in the United States Air Force.

      Charles E. Johnson, age 60, has been a director since 1993. Mr. Johnson is Chief of Staff of the Governor's Office for the State of Utah. Prior to being named Chief of Staff, Mr. Johnson served as Director of the Office of Planning and Budget for the State of Utah from July 1991 to December 1992. Mr. Johnson is a Certified Public Accountant and spent 31 years in the practice of public accounting, most recently as the Managing Partner of the Salt Lake City office of KPMG Peat Marwick LLP from 1987 to 1991. While with KPMG Peat Marwick LLP, Mr. Johnson served on that firm's board of directors and in various other capacities.

      Clark D. Jones, age 61, has been a director since 1986. Mr. Jones currently serves as a Commissioner with the Utah Public Service Commission. In addition, he has served as Chairman of the Board of Summit Family Restaurants, Inc. (formerly known as JB's Restaurants, Inc.) since 1987. Mr. Jones served as Chief Executive Officer from 1981 to 1991 and President from 1981 to 1987 and was employed by that company in various other positions from 1970 to 1980.

      James B.D. Mark, M.D., age 66, has been a director since July, 1995. From 1972 to the present, Dr. Mark has been head of the Division of Thoracic Surgery and, from 1978 to the present, has been the Johnson and Johnson Professor of Surgery at Stanford University Medical Center in Stanford, California. During the past 30 years, Dr. Mark has served in a variety of positions within the Stanford University Medical Center, including, most recently, as Chief of Staff, Stanford University Hospital (1988-1992); Associate Dean for Clinical Affairs (1988-1992); and as Acting Chairman, Department of Surgery (1974-1977).

      Katherine A. Schipper, Ph.D., age 46, has been a director since February 1995. From 1993 to the present, Dr. Schipper has been the Eli B. and Harriet
  B. Williams Professor of Accounting and KPMG Peat Marwick Faculty Research Scholar and, from 1991 to the present, Director of the Institute of Professional Accounting at the Graduate School of Business of the University of Chicago. From 1993 to the present, Dr. Schipper has served as a director of Hong Kong Card Funding Corporation, a wholly-owned subsidiary of Manhattan Card Co. Ltd., a credit card issuer based in Hong Kong.

      John C Shamy, age 68, has been a director since 1971. He has served as Secretary of the Company since 1985, as Treasurer from 1985 to 1988, and as Assistant Treasurer since 1988. Prior to his retirement on December 31, 1995, he had been President and director of Fund Management and Research Corporation, an investment advisory firm, since 1963; of Foundation Growth Stock Fund, Inc., an open-end mutual fund, since 1964; and of Continental Mutual Investment Fund, Inc., an open-end mutual fund, since 1969.

      There are no family relationships between any directors or executive officers of the Company.

  Executive Officers

      The following table sets forth certain information regarding the executive officers of the Company:


          OFFICER            OFFICER SINCE                POSITION
          -------            -------------                --------
J. Miles Branagan..........       1971      Chairman of the Board of Directors,
                                             Chief Executive
                                             Officer and President

John C Shamy...............       1985      Secretary, Assistant Treasurer and
                                            Director

Thomas M. Hein.............       1988      Vice President, Finance, Treasurer
                                             and Assistant Secretary

William T. Hilvert.........       1987      Vice President, Human Resources,
                                             and Assistant Secretary

Richard G. Kinsey..........       1995      President, MDT Technionic Company
                                             and Vice President,
                                             Product Support Group

Melvin K. Nerby............       1987      President, MDT Biologic Company,
                                             and Vice President,
                                             Sterility Assurance Systems Group

Charles B. Swenson.........       1983      President, MDT Diagnostic Company,
                                             and Vice President, Examining and
                                             Operatory Equipment Group

Creighton A. White.........       1995      Vice President, Marketing and Sales

      Biographical information concerning Messrs. Branagan and Shamy is given under the caption "Board of Directors" above.

      Thomas M. Hein, C.P.A., age 48, has served as Vice President, Finance, Chief Financial Officer, Treasurer and Assistant Secretary since 1988. From 1983 to 1988, he was Vice President, Finance and Administration, and Chief Financial Officer of Metheus Corporation, a manufacturer of computer graphics equipment. From 1977 to 1983, Mr. Hein was employed by Memorex Corporation, where he held several finance positions, most recently as Director of Finance for the Communications Group.

      William T. Hilvert, age 59, was named Vice President, Human Resources, in July 1987, and Assistant Secretary in April 1995. Mr. Hilvert was Vice President, Human Resources, at Castle Company from 1985 until Castle was acquired by the Company in 1987. Prior to joining Castle Company, Mr. Hilvert was employed for seven years by Patterson Dental Company, a national distributor of dental equipment and consumables, most recently as Vice President, Division General Manager, and previously as Vice President, Personnel. He has also been employed by divisions of American Hospital Supply Corporation and General Motors Corporation in the areas of personnel and administration.

      Richard G. Kinsey, age 53, joined the Company in January 1995 and was named President, MDT Technionic Company, and Vice President, Product Support Group, effective in April 1995. Previously, Mr. Kinsey was employed by Ohmeda Company, a division of BOC Corporation, as Director of Ohmeda's Customer Support Center from 1993 to 1994, and as Vice President, North American Field Operations from 1988 to 1992. Prior to joining Ohmeda, Mr. Kinsey held various management positions with American Hospital Supply Corporation and Baxter International.

      Melvin K. Nerby, age 58, was named President, MDT Biologic Company, and Vice President, Sterility Assurance Systems Group, in April 1995. Previously, he was employed by the Company as Vice President, Product Support, from 1987 to 1995. He joined Castle Company in 1986 as the North American Service Manager. Prior to 1986, he had been employed by the Midwest Division of Sybron Corporation for 31 years, holding a variety of positions including Manufacturing Engineering Manager,

  Plant Manager and Vice President, Dental Operations, for U.S. and European facilities, Manufacturing Manager, Operations Manager and Vice President of Regulatory Affairs and Quality Assurance.

      Charles B. Swenson, age 55, was named President, MDT Diagnostic Company, and Vice President, Examining and Operatory Equipment Group, in April 1995. Mr. Swenson had been employed by the Company since 1983 as Vice President, Marketing and Sales. Prior to joining the Company he was employed for 19 years by Patterson Dental Company, a national distributor of dental equipment and consumables, most recently as that company's Vice President of Marketing and Sales.

      Creighton A. White, age 39, was named Vice President, Marketing and Sales, in April 1996. Mr. White joined the Company in January 1995 and was named Vice President, Corporate, Governmental and International Group effective in April 1995. Previously, Mr. White was employed by AMSCO International, Inc. as Vice President/Managing Director, Sterility Assurance and Surgical Products during 1994 and as Vice President, General Manager, Sterility Assurance Products, from 1992 to 1993. He was employed by AMSCO Scientific as Vice President of Marketing from 1991 to 1992 and Director of Marketing from 1989 to 1991. Prior to joining AMSCO, Mr. White held various management positions with American Hospital Supply Corporation and Baxter International.

  Section 16 Compliance

      Based solely upon its review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company, or written representations from certain reporting persons that no other reports were required, the Company does not know of any person who failed to file on a timely basis any reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended, except for the inadvertent failure of Mr. Gilbertson to timely report on Form 4 the purchase of 15,000 shares of the Company's common stock. The Company expects that Mr. Gilbertson's purchase will be reported on a Form 4 to be filed shortly with the Securities and Exchange Commission.

  Item 11.  Executive Compensation

  Summary Compensation Table

      The following table sets forth information regarding compensation from the Company for each of the fiscal years ended March 31, 1996, 1995 and 1994 as to the Chief Executive Officer and each of the next five most highly compensated executive officers of the Company during the last completed fiscal year (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                                                                         Long-Term
                                                                 Annual Compensation                    Compensation
                                                        ------------------------------------      -----------------------
                                                                                     Other                          All
                                                                                     Annual       Securities       Other
                                                                                     Compen-      Underlying      Compen-
                                                 Fiscal  Salary           Bonus      sation        Options         sation
Name and Principal Position                       Year   ($)(A)            ($)       ($)(B)         (#)(C)         ($)(D)
- - ------------------------------------------------  ----  --------      ------------   -------      ----------      -------
J. Miles Branagan...............................  1996  $270,599             --      $83,870              --      $75,674
   Chairman of the Board of Directors,..........  1995   220,000             --           --          10,000       62,181
   Chief Executive Officer and President........  1994   220,000             --           --              --       64,596

Thomas M. Hein..................................  1996   140,160             --       91,459              --       35,497
   Vice President, Finance,.....................  1995   120,712             --           --           5,000        7,643
   Treasurer and Assistant Secretary............  1994   120,712             --           --              --        9,056

Richard G. Kinsey...............................  1996   132,500             --       93,709              --       20,216
   President, MDT Technionic Company............  1995    27,604             --           --          40,000           --
   and Vice President, Product Support Group (E)

Melvin K. Nerby.................................  1996   144,000             --           --              --       29,246
   President, MDT Biologic Company,.............  1995   111,767             --           --          15,000       18,570
   and Vice President, Sterility................  1994   111,767             --           --              --       19,653
   Assurance Systems Group

Charles B. Swenson..............................  1996   144,000             --       54,328              --       18,141
   President, MDT Diagnostic....................  1995   129,363             --           --          15,000       15,971
   Company, and Vice President,.................  1994   129,363             --           --              --       17,433
   Examining and Operatory Equipment Group

Creighton A. White..............................  1996   132,000         39,800           --              --       10,157
   Vice President, Corporate,...................  1995    30,250             --           --          30,000            -
   Governmental and International Group (F)

- - ----------------
(A) Amounts shown reflect cash and non-cash compensation earned by the Named Executive Officers.

(B) Amounts shown represent expenses paid or reimbursed by the Company in connection with the relocation of the Named Executive Officer to Durham, North Carolina (in the case of Messrs. Branagan and Hein), Henrietta, New York (in the case of Mr. Kinsey) and Charleston, South Carolina (in the case of Mr. Swenson) during the 1996 fiscal year.

(C) Amounts shown reflect five-year stock options granted to the Named Executive Officers under the Company's 1987 Amended and Restated Stock Option Plan.

(D) The amounts shown for the 1996 fiscal year were derived from the following items: J. M. Branagan: $4,000--Company Savings Plan match; $8,052--Company payment to Retirement Plan; $61,452--Company payment to SERP; $2,171-- Imputed Value-Life Insurance. T. M. Hein: $2,780--Company Savings Plan match; $6,574--Company payment to Retirement Plan; $968--Company payment to SERP; $175--Imputed Value-Life Insurance; $25,000--Forgiveness of indebtedness owed to the Company (see "Certain Transactions"). M. K. Nerby:
     $3,456--Company Savings Plan match; $6,804--Company payment to Retirement Plan; $18,548--Company payment to SERP; $438--Imputed Value-Life Insurance.
     C. B. Swenson: $2,552--Company Savings Plan match; $6,804-Company payment to Retirement Plan; $8,324--Company payment to SERP; $461-Imputed Value-Life Insurance. C.A. White: $2,105--Company Savings Plan match; $8,052-- Company payment to Retirement Plan. R.G. Kinsey $3,180--Company Savings Plan match;

     $6,114--Company payment to Retirement Plan; $10,440--Company payment to SERP; $428--Imputed Value-Life Insurance. Effective as of July 1, 1996, the Retirement Plan was merged with two other Company employee benefit plans, with the assets and administration of the Retirement Plan with respect to salaried employees transferred to the Retirement Savings Plan for Salaried Employees and that plan re-named the Retirement Savings Plan for Salaried Employees. See "Employee Benefits -- Retirement Plan".

(E) Mr. Kinsey joined the Company in January, 1995 and became an executive officer effective April 1, 1995.

(F) Mr. White joined the Company in January, 1995 and became an executive officer effective April 1, 1995. The amount of bonus compensation shown Mr. White during the 1996 fiscal year represents a signing bonus of $20,000 and a guaranteed bonus of $19,800 under the Company's Management Incentive Compensation Plan ("MICP"). The Board of Directors of the Company terminated the MICP effective April 1, 1996.


  Employment Agreements

      The Company has entered into separate employment agreements with Messrs. Branagan, Hein and White which respectively provide for annual salaries of not less than $270,599, $140,160 and $132,000 for such individuals or, in each case, such larger amount as the Board of Directors in its discretion determines. In addition, MDT Biologic has entered into an employment agreement with Mr. Nerby, MDT Diagnostic Company has entered into an employment agreement with Mr. Swenson, and MDT Technionic Company has entered into an employment agreement with Mr. Kinsey, which agreements respectively provide for annual salaries of not less than $144,000, $144,000 and $132,500 for such individuals or, in each case, such larger amount as the Board of Directors in its discretion determines. All such agreements require the Company to provide the executive officer with various health, disability and life insurance benefits and the opportunity for incentive compensation based on the criteria set forth in the Company's MICP. (The Board of Directors of the Company terminated the MICP effective April 1, 1996.) All such agreements are effective as of April 1, 1995 and in each case supersede and replace any and all earlier employment agreements with such individuals.

      The agreements with Messrs. Branagan, Kinsey and White respectively provide that each executive officer will serve in his respective position for a three-year period. Each of the agreements with Messrs. Hein, Nerby and Swenson respectively provides that each executive officer will serve in his respective position for a four-year period. Each of the agreements with Messrs. Hein, Kinsey, Nerby, Swenson and White provides that, on the second anniversary of such agreement, the term of such agreement automatically will be extended for an additional year (or, in the case of Mr. Kinsey and Mr. White, an additional two years), and, thereafter, when only two years of such term as extended remain, the term of such agreement will again be extended for an additional year, such extensions continuing from year to year in the same manner, subject to the discretion of the Board of Directors not to so extend the term of any such agreement by prior written notice to the executive officer to which any such non-extended agreement pertains.

      Upon the occurrence of a change in control of the Company, the term of the agreements with each of Messrs. Hein, Nerby and Swenson is automatically reinstated to the four-year period provided for in each such agreement (and in the case of Mr. Kinsey and Mr. White, an additional four-year period), commencing upon the date of the change in control. Except for the agreement with Mr. Branagan, each of the agreements also provides for lump-sum, undiscounted cash payments and the continuation of certain other benefits following termination of the executive officer covered thereby without cause in connection with a change in control, which payments and benefits are to be equal to the then current rate of compensation and benefits provided for in any such agreement so terminated for the remaining term of any such agreement.

      For purposes of the agreements, a "change in control" is defined to mean
  (i) without prior approval of the Board of Directors of the Company, a single entity or group of affiliated entities acquires more than 50% of the voting stock of the Company issued and outstanding immediately prior to such acquisition; (ii) the Board of Directors of the Company approves an unsolicited bid by a single entity or group of affiliated entities to acquire more than 50% of the voting stock of the Company issued and outstanding immediately prior to the approval of such acquisition, and such acquisition is consummated; (iii) the stockholders of the Company approve the consummation of any merger of the Company or any sale or other disposition of all or substantially all of its assets, if the stockholders of the Company immediately before such transaction own, immediately after consummation of such transaction, equity securities (other than options and other rights to acquire equity securities) possessing less than 50% of the voting power of the surviving or acquiring corporation; or (iv) a change in the majority of the Board of Directors of the Company during any 24-month period without the approval of a majority of directors in office at the beginning of such period.

      In connection with the Getinge transaction, the Board of Directors of the Company has determined that the consummation of the tender offer would constitute a change in control for purposes of the employment agreements with the Company's executive officers. The cash amounts and other benefits payable by the Company to such officers following any termination of employment in connection with the change in control may not be fully deductible to the Company to the extent such payments and benefits exceed the limitations contained in Section 280G of the Internal Revenue Code. Each of the employment agreements was recently amended to permit the executive officer to refuse all or any portion of such payments and benefits to the extent that receipt of such amounts may result in adverse tax consequences to the executive officer. Under such amendments, the Company is relieved of the obligation to pay any amount which the executive officer so refuses in writing.

  Employee Benefit Plans

      The material which follows in this section describes certain provisions made by the Company pursuant to certain stock option, employee savings and retirement plans, now in effect, that provide for severance, termination or change in control benefits to employees, including the Named Executive Officers, other than group life and accident insurance, group hospitalization and similar group payments and benefits.

      Stock Option Plan. Members of the Board of Directors, officers and other key employees of the Company are eligible to receive options to purchase up to an aggregate of 1,200,000 shares of the Company's Common Stock under the MDT Corporation Amended and Restated 1987 Stock Option Plan (the "Stock Option Plan"), which is administered by the Compensation Committee of the Board of Directors. The exercise price of each option granted must be at least the fair market value of the Common Stock at the date of grant (except that, with respect to 10% stockholders, the exercise price must be at least 110% of the fair market value), and no option may be exercised earlier than one year from the date of grant. Under the Stock Option Plan, in the event that a change in control occurs or, with respect to options awarded to officers and employees of the Company (other than Mr. Shamy), the Board of Directors determines in good faith that a change in control is about to occur, all outstanding options will be immediately exercisable by the option holder for the total remaining number of shares covered by options.

      For purposes of the Stock Option Plan, a "change in control" is defined to mean (i) without prior approval of the Board of Directors of the Company, a single entity or group of affiliated entities acquires more than 50% of the stock of the Company issued and outstanding immediately prior to such acquisition; (ii) the stockholders of the Company approve the consummation of any merger of the Company or any sale or other disposition of all or substantially all of its assets, if the stockholders of the Company immediately before such transaction own, immediately after consummation of such transaction, equity securities (other than options and other rights to acquire equity securities) possessing less than 50% of the voting power of the surviving or acquiring corporation; or (iii) a change in the majority of the Board of Directors of the Company during any 24-month period without the approval of a majority of directors in office at the beginning of such period.

      In connection with the Getinge transaction, the Board of Directors determined that, for purposes of the Stock Option Plan, a change in control was about to occur and, consequently, all options outstanding under the Stock Option Plan thereupon became immediately exercisable by the option holder. Any options remaining unexercised at the expiration of the tender offer period (currently scheduled for 5:00 p.m. EDT on July 25, 1996) shall terminate unless the tender offer is not successfully consummated (in which case such unexercised options will be treated as if no change in control occurred and will be governed by their original terms). Pursuant to the Merger Agreement, the Stock Option Plan will terminate at the effective time of the merger with Getinge.

      Supplemental Executive Retirement Plan. Certain officers of the Company (except Mr. Shamy) and its subsidiaries also participate in the Company's Supplemental Executive Retirement Plan (the "SERP"). Except as provided below, the SERP provides a lump sum benefit at age 65 equal to the present value of annual payments for life equal to a "replacement percentage" of the participant's final base salary. Participants may also elect installment payments. The replacement percentage equals 50% (reduced for individuals who became officers on or after age 50) plus one-half of 1% for each year of service as an officer in excess of ten. This amount is reduced by the present value of the participant's social security benefit and the benefits payable from the Retirement Plan and the Savings and Thrift Plan. This resulting amount is then multiplied by the participant's vested percentage; a participant vests at the rate of 20% for each year of service as an officer after his second year of service as an officer. The SERP benefits are also payable after age 55 if the participant is vested (with a 5% reduction for each year that retirement precedes age 65). The Company has established a trust as a source of benefits to participants. The SERP states that the Company shall contribute no more than 20% of the participant's annual base salary on behalf of the participant plus the additional amounts that would have been contributed to the Retirement Plan and/or the Savings and Thrift Plan (described below) if the $150,000 compensation limit were not applicable. The Company's contributions to the SERP are voluntary. The participant's retirement benefit shall equal the amount contributed on behalf of the participant plus or minus any earnings or losses. Such contributions are shown in the Summary Compensation Table in this Annual Report.

      Subject to the foregoing trust provisions, unless the Board of Directors of the Company otherwise determines, SERP benefits are also paid if there is a change in control and, within two years, the participant is involuntarily terminated, suffers a significant diminution of duties and responsibilities, has a downward change of title or is forced to relocate thereby resulting in his resignation. In this case, the participant is 100% vested and there is no early retirement reduction. For this purpose, a "change in control" is defined to mean (i) without prior approval of the Board of Directors of the Company, a single entity or group of affiliated entities acquires more than 50% of the stock of the Company issued and outstanding immediately prior to such acquisition; (ii) the Board of Directors of the Company approves an unsolicited bid by a single entity or group of affiliated entities to acquire more than 50% of the stock of the Company issued and outstanding immediately prior to the approval of such acquisition, and such acquisition is consummated; (iii) the stockholders of the Company approve the consummation of any merger of the Company or any sale or other disposition of all or substantially all of its assets, of the stockholders of the Company immediately before such transaction own, immediately after consummation of such transaction, equity securities (other than options and other rights to acquire equity securities) possessing less than 50% of the voting power of the surviving or acquiring corporation; or (iv) a change in the majority of the Board of Directors of the Company during any 24-month period without the approval of a majority of directors in office at the beginning of such period. The Board of Directors has determined, and the SERP has been amended to provide, that these additional SERP benefits shall not be paid as a result of any transactions involving Getinge (including any change in a majority of the Board of Directors of the Company).

      Retirement Plan. The MDT Corporation Retirement Plan (the "Retirement Plan") is a profit sharing plan that covers all United States nonunion employees of the Company and its domestic subsidiaries. The Company's contributions to the Retirement Plan amount to three percent of each participant's compensation plus three percent of each participant's compensation in excess of the Social Security wage base. Compensation for this purpose is limited to $150,000. Amounts allocated to a participant's account are subject to a vesting schedule under which a participant would be 20% vested after one year of service and 20% vested for each year of service thereafter, with 100% vesting after five years. Bankers Trust Company acts as trustee for the Retirement Plan. Vested amounts allocated to their accounts will be payable at retirement or other termination of service. The Company has no mandatory retirement age. Effective as of July 1, 1996, the Retirement Plan was terminated, with the assets and administration of such plan with respect to hourly employees transferred to the MDT Corporation Savings and Thrift Plan for Hourly Employees (and that plan re-named the Retirement Savings Plan for Hourly Employees) and the assets and administration with respect to salaried employees transferred to the MDT Corporation Savings and Thrift Plan for Salaried Employees (and that plan re-named the Retirement Savings Plan for Salaried Employees). The contributions, terms and conditions applicable under the former Retirement Plan (as described in this paragraph) will continue to apply under the Retirement Savings Plan for Hourly Employees and the Retirement Savings Plan for Salaried Employees, except that plan participants will now be able to direct the investment of these retirement funds.

      Retirement Savings Plan. Salaried employees of the Company, including officers, are eligible to participate in the MDT Corporation Savings and Thrift Plan for Salaried Employees (which has as of July 1, 1996, been renamed the Retirement Savings Plan for Salaried Employees). Participants may contribute up to 6% of their compensation on a before-tax and/or after-tax basis. Compensation for this purpose is limited to $150,000. A participant will receive matching contributions from the Company of up to 50% of these contributions. Subject to certain limitations, participants may make additional contributions, which are not matched by the Company, equal to 10% of compensation on an after-tax basis or 12% of compensation on a before-tax basis. Contributions may be invested, at the election of the participant, in a guaranteed income fund, a balanced asset fund, a diversified equity fund, a bond fund or the Company's Common Stock. Company contributions vest at the rate of 20% after the first year of service and 20% for each subsequent year of service with 100% vesting at the end of five years. Company contributions are automatically vested upon the participant's death, total and permanent disability or attainment of age 65. Benefits under the Retirement Savings Plan for Salaried Employees become distributable to a participant or his beneficiary (in the case of death) upon termination of employment by reason of resignation, discharge, retirement, disability or death.

  Stock Options

      The Company did not grant stock options or SARs to any of the Named Executive Officers during the fiscal year ended March 31, 1996, nor did any of the Named Executive Officers exercise any stock options during such fiscal year or hold any "in-the-money" options as of the end of such fiscal year.

      The following table sets forth information concerning the number of unexercised options held by each of the Named Executive Officers on March 31, 1996.

                        FISCAL YEAR-END OPTION HOLDINGS

                                 Number of Securities
                                Underlying Unexercised
                                Options at FY-End (#)
                                ----------------------
                                     Exercisable/
             Name                   Unexercisable
             ----               ----------------------

         J. Miles Branagan....           69,653/10,347
         Thomas M. Hein.......           20,797/19,203
         Melvin K. Nerby......                50,000/0
         Charles B. Swenson...                50,000/0
         Creighton A. White...           15,384/14,616
         Richard G. Kinsey ...           15,384/24,616

      In connection with the Getinge transaction, all outstanding options became immediately exercisable and will remain so until the expiration of the tender offer period. See "Employee Benefit Plans -- Stock Option Plan".

  Compensation Committee Interlocks and Insider Participation

      During the last completed fiscal year, the Compensation Committee consisted of Messrs. Jones, Gilbertson and Shamy. Mr. Shamy is Secretary of the Company and its subsidiaries. Mr. Shamy is paid a fee of $1,000 per month for his services as Secretary. He was not eligible to receive bonus compensation under the MICP (which was terminated by the Board of Directors effective on April 1, 1996).

  Directors Compensation

      Each of the directors, other than Mr. Branagan, receives a retainer fee of $1,500 per month and fees of $1,000 for each meeting of the Board of Directors and (except as set forth below with respect to meetings of, among other committees, the Negotiating Committee) $500 for each meeting of a committee of the Board of Directors that the director attends. Each director who chairs a committee of the Board of Directors receives an additional fee of $250 for each meeting of the committee which the director attends and chairs. Directors are reimbursed for travel and other expenses related to attendance at Board and committee meetings. In connection with the Getinge Transaction and the negotiation of the Merger Agreement, the Board of Directors appointed a special Negotiating Committee consisting of Messrs. Branagan, Johnson and French. Messrs. Johnson and French may receive additional compensation for their service on such committee in an amount to be determined by the Board of Directors. Such compensation is expected to be paid at a rate of $250 per hour ($1,000 per day maximum) for participation in any meeting which has as its subject the business of the Negotiating Committee.

      Non-employee directors of the Company (including, for these purposes, Mr. Shamy) are also automatically entitled to receive grants of nonqualified stock options under the Company's Stock Option Plan. Each non-employee who becomes a director after the 1993 Annual Meeting of Stockholders is automatically granted upon his or her initial election or appointment to the Board of Directors an option to purchase 5,000 shares of the Company's Common Stock. Following his election as a director in 1995, Dr. Mark received an option to purchase 5,000 shares of the Company's Common Stock at an exercise price of $6.625 per share. Annually, but subject to certain limitations described below, each non-employee director is also automatically granted an option to purchase the nearest number of whole shares of Common Stock (up to a maximum of 1,500 shares per director per year) determined by dividing the non-employee directors' average annual compensation (i.e., the average of the aggregate amount of fixed retainer and attendance fees that all nonemployee directors received for serving as directors of the Company in the immediately preceding year) by the fair market value per share of the Company's Common Stock on the grant date, which is the fifth business day following the date of the public release by the Company of its annual statement of sales and earnings. Notwithstanding the foregoing, (a) no annual grants of options shall be made to non-employee directors for any fiscal year unless the Company's earnings per share for such fiscal year are equal to or greater than the average of the Company's earnings per share for the immediately preceding three fiscal years,
  (b) the maximum number of shares which may be granted to any individual non-employee director under the Stock Option Plan shall not exceed 1% of the Company's total issued and outstanding Common Stock, and (c) the maximum number of shares which may be granted to all directors of the Company shall not exceed in the aggregate one-half of the total shares issuable under the Stock Option Plan. Annual option grants that would otherwise exceed the limits described in (b) and (c) above shall be prorated within such limitations. None of the directors received an option grant pursuant to this formula with respect to Fiscal Year 1994, Fiscal Year 1995 or Fiscal Year 1996.

      The purchase price per share of Common Stock covered by any option granted to a non-employee director pursuant to the Stock Option Plan is payable in cash and/or shares and equals the fair market value per share of the Common Stock on the grant date. The options become exercisable 12 months after the grant date and, unless earlier terminated, terminate on the date which is the earlier of (i) five years from the grant date, or (ii) the date of adoption by the Board of Directors of a plan of complete liquidation of the Company's assets. The Board of Directors, subject to plan limits, retains discretion to modify the terms of outstanding options and to reprice the options.

      In the event a non-employee director's services as a Board member are terminated for any reason other than fraud, dishonesty or death, then any options granted to the non-employee director pursuant to the Stock Option Plan, to the extent such options had become exercisable on the date of such termination, continue to be exercisable for a period of three months thereafter or the balance of the option term, whichever period is shorter. If the holder of the option dies while serving as a director of the Company, or within not more than three months after the termination of such status, then any such options, to the extent they had become exercisable on the date of death, continue to be exercisable by the director's descendants, heirs or personal representatives for a period of 12 months after the date of death or the balance of the option term, whichever period is shorter. In the event the option holder's directorship is terminated for fraud or dishonesty, all of the holder's unexercised options expire as of the date of termination.

      The Stock Option Plan contains provisions relating to adjustments for changes in the Company's Common Stock upon certain specified events, including mergers, reorganizations, recapitalizations, stock splits, stock dividends and similar events. In addition, the Stock Option Plan provides that each option granted to a non-employee director will become immediately exercisable for a period of 30 days following any "change in control" of the Company as defined in the Stock Option Plan (see "Employee Benefit Plans -- Stock Option Plan"). In connection with the Getinge transaction and the proposed merger, the Board of Directors determined that, for purposes of the Stock Option Plan, a change in control was about to occur and, consequently, all options outstanding under the Stock Option Plan thereupon became immediately exercisable by the option holder. Each non-employee director has acknowledged to the Company that any options remaining unexercised at the expiration of the tender offer period (currently scheduled for 5:00 p.m. EDT on July 25, 1996) shall terminate unless the tender offer is not successfully consummated (in which case such unexercised options will be treated as if no change in control occurred and will be governed by their original terms). Pursuant to the Merger Agreement, the Stock Option Plan will terminate at the effective time of the merger with Getinge.

  Item 12.  Security Ownership of Certain Beneficial Owners and Management

  Beneficial Ownership of Common Stock

      The following table sets forth certain information as of June 14, 1996 (except as otherwise noted) with respect to the beneficial ownership of the Company's Common Stock by (i) each person or entity known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock,
  (ii) each director, (iii) each executive officer named in the Summary Compensation Table set forth under the caption "Executive Compensation" above, and (iv) all directors and officers as a group. Except as provided under state marital property laws and except as otherwise indicated, each person or entity listed below has sole voting and investment power with respect to the shares listed. Any reference to stock options held by any person or entity refers to stock options which are (by reason of the Getinge transaction or otherwise) currently exercisable or exercisable within 60 days of June 14, 1996.


                                                        Shares of  Percent of
                                                          Common     Class
Beneficial Owner                                          Stock      Owned*
- - ----------------                                       ------------  -------

 Heartland Advisors, Inc.............................  1,313,500(a)    19.4%
   790 North Milwaukee Street
   Milwaukee, Wisconsin 53202
 Lawndale Capital Management, Inc....................    499,700(b)     7.4%
   One Sansome Street
   Suite 3900
   San Francisco, California 94104
 The TCW Group, Inc..................................    486,500(c)     7.2%
   865 South Figueroa Street
   Los Angeles, California 90017
 J. Miles Branagan...................................    361,059(d)     5.3%
   Stratford Hall, Suite 200
   1009 Slater Road
   Durham, North Carolina 27703
 LaMoyne H. Fleming, D.D.S...........................     14,551(e)      **
 Charles A. French...................................      5,000(f)      **
 John S. Gilbertson..................................     20,000(g)      **
 Charles E. Johnson..................................      7,000(h)      **
 Clark D. Jones......................................      8,544(i)      **
 James B.D. Mark, M.D................................      7,000(j)      **
 John C Shamy........................................     44,099(k)      **
 Katherine A. Schipper, Ph.D.........................      5,000(l)      **
 Thomas M. Hein......................................     43,162(m)      **
 Richard G. Kinsey...................................     40,000(n)      **
 Melvin K. Nerby.....................................     54,138(o)      **
 Charles B. Swenson..................................     65,256(p)      **
 Creighton A. White..................................     30,000(q)      **
 All directors and officers as a group (16 persons)..    779,565(r)    10.7%
- - -------------------

   * Pursuant to Rule 13d-3 (d) (1) under the Securities Exchange Act of 1934, as amended, any shares of Common Stock not outstanding which are subject to options or conversion rights held by a person named in the preceding table are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of Common Stock owned by such person but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.

  **  Less than 1%

  (a) According to the amended Schedule 13G filed with the Securities and Exchange Commission, dated June 5, 1996.

  (b) According to the amended Schedule 13D filed with the Securities and Exchange Commission, dated May 24, 1996. Includes 5,100 shares as to which Andrew E. Shapiro, the sole director and officer of Lawndale Capital Management, Inc., exercises sole voting and dispositive power.

  (c) According to the amended Schedule 13G filed with the Securities and Exchange Commission, dated February 12, 1996.

  (d) Includes 265,092 shares held jointly with Mr. Branagan's spouse, 480 shares held jointly with Mr. Branagan's mother, 15,487 shares held by the Trustee of the MDT Corporation Savings and Thrift

      Plan for Salaried Employees (re-named the Retirement Savings Plan for Salaried Employees -- see "Employee Benefit Plans -- Retirement Plan"), and 80,000 shares covered by options.

  (e) Includes 6,000 shares covered by options.

  (f) Represents 5,000 shares covered by options.

  (g) Includes 5,000 shares covered by options.

  (h) Includes 5,000 shares covered by options.

  (i) Includes 1,500 shares covered by options.

  (j) Includes 5,000 shares covered by options.

  (k) Includes 6,000 shares covered by options.

  (l) Represents 5,000 shares covered by options.

  (m) Includes 2,191 shares held by the Trustee of the MDT Corporation Savings and Thrift Plan for Salaried Employees (re-named the Retirement Savings Plan for Salaried Employees -- see "Employee Benefits Plans -- Retirement Plan"), 971 shares held by Mr. Hein individually, and 40,000 shares covered by options.

  (n) Represents 40,000 shares covered by options.

  (o) Includes 1,867 shares held jointly with Mr. Nerby's spouse, 2,271 shares held by the Trustee of the MDT Corporation Savings and Thrift Plan for Salaried Employees (re-named the Retirement Savings Plan for Salaried Employees -- see "Employee Benefits Plans -- Retirement Plan"), and 50,000 shares covered by options.

  (p) Includes 50,000 shares covered by options.

  (q) Represents 30,000 shares covered by options.

  (r) Includes 21,347 shares held by the Trustee of the MDT Corporation Savings and Thrift Plan for Salaried Employees (re-named the Retirement Savings Plan for Salaried Employees -- see "Employee Benefits Plans -- Retirement Plan") and 398,500 shares covered by options.

  Changes of Control

      On May 12, 1996, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which it is proposed to be acquired by Getinge Industries AB, a Swedish manufacturer of hospital and scientific equipment. Getinge commenced a tender offer on May 17, 1996, for all outstanding shares of the Company Common Stock for a cash price of $4.50 per share. On July 12, 1996, Getinge announced an extension of its tender offer until July 25, 1996 and an increase in the offer price to $5.50 per share. Consummation of the tender offer and the merger is subject to certain terms and conditions set forth in the Merger Agreement, including approval of the holders of two-thirds of the shares to be acquired and regulatory approvals. If the tender offer is consummated, those shares not acquired in the tender offer will be converted into $5.50 in cash pursuant to a merger to be effected following completion of the tender offer.

  Item 13.  Certain Relationships and Related Transactions

  Certain Transactions

      Upon commencement of his employment by the Company on July 11, 1988, Mr. Hein, the Company's Vice President, Finance, Chief Financial Officer and Treasurer, received interest-free loans in the aggregate amount of $75,000 to assist him in purchasing a home in the Los Angeles area. In connection with Mr. Hein's relocation to Raleigh, North Carolina, the Compensation Committee agreed to forgive $25,000 of the balance on such loans on each of July 1, 1995, July 1, 1996 and July 1, 1997, subject to his being employed by the Company on such dates. As of July 1, 1996, Mr. Hein's outstanding balance owed on such loans was $25,000. Any outstanding loan is immediately due and payable upon termination of Mr. Hein's employment with the Company for any reason.

      In connection with Mr. Swenson's relocation to Charleston, South Carolina, the Company provided Mr. Swenson with an interest-free loan in the amount of $100,000 to assist him in purchasing a home in the Charleston area. Such loan is immediately due and payable upon the first to occur of (i) the sale of Mr. Swenson's existing residence in Southern California, or (ii) the third anniversary of the date such loan is made. The loan is immediately due and payable upon termination of Mr. Swenson's employment with MDT Diagnostic Company for any reason.

                                    PART IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) 1.    Consolidated Financial Statements

                The following consolidated financial statements of the
            registrant and its subsidiaries and report of independent auditors are included in Item 8 of this Annual Report:

            Independent Auditors' Report.

            Consolidated Balance Sheets - March 31, 1996 and 1995.

            Consolidated Statements of Income (Loss) - Years ended March 31, 1996, 1995 and 1994.

            Consolidated Statements of Stockholders' Equity - Years ended March 31, 1996, 1995 and 1994.

            Consolidated Statements of Cash Flows - Years ended March 31, 1996, 1995 and 1994.

            Notes to Consolidated Financial Statements.

                As permitted by Rule 15d-21 promulgated under the Securities
            Exchange Act of 1934, as amended, the registrant hereby files the financial statements required by Form 11-K with respect to the MDT Corporation Savings and Thrift Plan for Salaried Employees, the MDT Corporation Savings and Thrift Plan for Hourly Employees and the MDT Biologic Company Union Thrift Plan. These financial statements and the report of independent auditors are attached hereto as Exhibit 99 and are incorporated in this Annual Report on Form 10-K by reference.

      2.    Consolidated Financial Statement Schedules

                The following Schedule to Consolidated Financial Statements is included herein:

                Schedule II Valuation and Qualifying Accounts, page 62, together with Independent Auditors' Report on Supporting Schedule, page 62.


      3.    Exhibits

                The Exhibit Index set forth immediately after the Consolidated
            Financial Statement Schedules of this Annual Report is incorporated herein by this reference.

  (b) Reports on Form 8-K

                During the quarter ending March 31, 1996, the Company filed no
            Current Reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated:  July 15, 1996                MDT Corporation

                                       By:        /s/ J. Miles Branagan
                                       -----------------------------------------
                                                     J. Miles Branagan
                                          Chairman of the Board of Directors,
                                         Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                       Title                        Date
      ---------                       -----                        ----

/s/ J. Miles Branagan
_________________________   Chairman of the Board of           July 15, 1996
 J. Miles Branagan          Directors and Chief Executive
                            Officer and President (Principal
                            Executive Officer)

/s/ LaMoyne H. Fleming
_________________________   Director                           July 15, 1996
 LaMoyne H. Fleming


/s/ Charles A. French
_________________________   Director                           July 15, 1996
 Charles A. French


/s/ John S. Gilbertson
_________________________   Director                           July 15, 1996
 John S. Gilbertson


/s/ Thomas M. Hein
_________________________   Vice President, Finance, Chief     July 15, 1996
 Thomas M. Hein             Financial Officer and Treasurer
                            (Principal Financial and
                            Accounting Officer)

/s/ Charles E. Johnson
_________________________   Director                           July 15, 1996
 Charles E. Johnson

/s/ Clark D. Jones
_________________________   Director                           July 15, 1996
 Clark D. Jones

/s/ James B.D. Mark
_________________________   Director                           July 15, 1996
 James B.D. Mark

/s/ Katherine A. Schipper
_________________________   Director                           July 15, 1996
 Katherine A. Schipper

/s/ John C. Shamy
_________________________   Director                           July 15, 1996
 John C Shamy

[Letterhead of KPMG PEAT MARWICK]


                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


The Board of Directors and Stockholders
MDT Corporation:

Under date of May 17, 1996, except as to the third paragraph of Note 9 and the second paragraph of Note 17, which are as of July 12, 1996, we reported on the consolidated balance sheets of MDT Corporation and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1996. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. Our report contains an explanatory paragraph that states that the status of the Company's existing credit facilities and the need for borrowing capacity during fiscal 1997 raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule included herein. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP
May 17, 1996

                                                                     SCHEDULE II



                        MDT CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                   Years ended March 31, 1996, 1995 and 1994


                                                 Charged
                                       Balance   to Cost                  Balance
                                      Beginning    and                     at End
                                       of Year   Expenses  Deductions(1)  of Year
                                      ---------  --------  -------------  --------

 Year ended March 31, 1996:
   allowance for doubtful accounts..   $531,000  $271,000    $110,000     $692,000
                                      ---------  --------  ----------     --------

 Year ended March 31, 1995:
   allowance for doubtful accounts..   $805,000  $117,000    $391,000     $531,000
                                      ---------  --------  ----------     --------

  Year ended March 31, 1994:
   allowance for doubtful accounts     $644,000  $368,000    $207,000     $805,000
                                      ---------  --------  ----------     --------


  _____________________

  (1) Bad debts written off net of recoveries.

                                 EXHIBIT INDEX
                                 -------------

                                                                    Sequentially
                                                                      Numbered
Exhibit No.                       Description                           Page
- - -----------       -------------------------------------------       ------------

     2.1 Agreement and Plan of Merger, dated as of May 12, 1996, among Getinge Industries AB, Getinge Acquisition Corporation and MDT Corporation (incorporated by reference to Exhibit (c)(1) to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company with the Securities and Exchange Commission on or about May 17, 1996).*

     2.2 Asset Purchase and Sale Agreement, dated as of November 19, 1993, by and between MDT Diagnostic Company and Mesa Industries, Inc. (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (File No. 0-15308) (the "1994 Form 10-K")).*

     2.3 Agreement of Purchase and Sale of Assets, dated as of June 4, 1995, by and among Maxim Medical, Inc., MDT Diagnostic Company and MDT Corporation (incorporated by reference to Exhibit 2.2 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (File No. 0-15308) (the "1995 Form 10-K")).*

     3.1 Certificate of Incorporation of MDT Corporation, as amended (incorporated by reference to Exhibit
                  3.1 of the Company's Registration Statement on Form S-1 (Registration No. 33-28981) declared effective June 23, 1989).*

     3.2          Bylaws of MDT Corporation, as amended
                  (incorporated by reference to Exhibit 3.2 of the 1995 Form 10-K).*

      4 The Company agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Company and it subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of the Company and its subsidiaries.

    10.1.1 MDT Corporation Amended and Restated 1987 Stock Option Plan (the "1987 Stock Option Plan") (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 (File No. O-15308) (the "1993 Form 10-K")).*

_______________

*  Incorporated by reference.

                                                                    Sequentially
                                                                      Numbered
Exhibit No.                       Description                           Page
- - -----------       -------------------------------------------       ------------

  10.1.2 Acknowledgement of J. Miles Branagan, dated May 10, 1996, of certain modifications to his rights with respect to options awarded to Mr. Branagan under the 1987 Stock Option Plan.

  10.1.3 List of omitted Acknowledgements of Directors of MDT Corporation respecting options awarded under the 1987 Stock Option Plan.

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

  10.2.2          Amendment No. 1993-I to the MDT Corporation
                  Retirement Plan (incorporated by reference to Exhibit 10.2.2 of the 1994 Form 10-K).*

  10.2.3          Amendment No. 1994-I to the MDT Corporation
                  Retirement Plan (incorporated by reference to Exhibit 10.2.3 of the 1994 Form 10-K).*

  10.3.1 MDT Corporation Savings and Thrift Plan for Salaried Employees (amended and restated as of January 1, 1989) (incorporated by reference to Exhibit 10.4 of the 1992 Form 10-K).*

  10.3.2          Amendment No. 1993-I to the MDT Corporation
                  Savings and Thrift Plan for Salaried Employee
                  (incorporated by reference to Exhibit 10.3.2 of the 1994 Form 10-K).*

  10.3.3          Amendment No. 1994-I to the MDT Corporation
                  Savings and Thrift Plan for Salaried Employees
                  (incorporated by reference to Exhibit 10.3.3 of the 1994 Form 10-K).*

  10.4.1 MDT Corporation Supplemental Executive Retirement Plan, as amended through April 1, 1996 (the
                  "SERP") (incorporated by reference to Exhibit 10.4 of the 1994 Form 10-K).*

  10.4.2          Amendment III to the SERP, dated May 12, 1996.

  10.5.1          Employment Agreement between MDT Corporation and
                  J. Miles Branagan, dated as of April 1, 1995
                  (incorporated by reference to Exhibit 10.6.1 of the 1995 Form 10-K).*

_______________

*  Incorporated by reference.

                                                                    Sequentially
                                                                      Numbered
Exhibit No.                       Description                           Page
- - -----------       -------------------------------------------       ------------

  10.5.2 Employment Agreement between MDT Corporation and Thomas M. Hein, dated as of April 1, 1995
                  (incorporated by reference to Exhibit 10.6.2 of the 1995 Form 10-K).*

  10.5.3 Employment Agreement between MDT Corporation and William T. Hilvert, dated as of April 1, 1995
                  (incorporated by reference to Exhibit 10.6.3 of the 1995 Form 10-K).*

  10.5.4 Employment Agreement between MDT Biologic Company and Melvin K. Nerby, dated as of April 1, 1995
                  (incorporated by reference to Exhibit 10.6.4 of the 1995 Form 10-K).*

  10.5.5 Employment Agreement between MDT Biologic Company and Michael L. Schneier, dated as of April 1, 1995 (incorporated by reference to Exhibit 10.6.5 of the 1995 Form 10-K).*

  10.5.6 Employment Agreement between MDT Diagnostic Company and Charles B. Swenson, dated as of April 1, 1995 (incorporated by reference to Exhibit 10.6.6 of the 1995 Form 10-K).*

  10.5.7 Employment Agreement between MDT Technionic Company and Richard G. Kinsey, dated as of April 1, 1995 (incorporated by reference to Exhibit 10.6.7 of the 1995 Form 10-K).*

  10.5.8 Employment Agreement between MDT Corporation and Creighton A. White, dated as of April 1, 1995
                  (incorporated by reference to Exhibit 10.6.8 of the 1995 Form 10-K).*

  10.5.9          Amendment (the "Payment Refusal Amendment") to
                  Employment Agreement, dated as of March 1, 1996, between MDT Corporation and William T. Hilvert.

  10.5.10         List of omitted Payment Refusal Amendments to
                  Employment Agreements with executive officers.

  10.5.11         Amendment (the "MICP Amendment") to Employment
                  Agreement, dated May 10, 1996, between MDT
                  Corporation and William T. Hilvert.

  10.5.12         List of Omitted MICP Amendment to Employment
                  Agreements with certain executive officers.

  10.6            Lease between MDT Corporation and Petula
                  Associates, Ltd., dated February 17, 1995
                  (incorporated by reference to Exhibit 10.7 of the 1995 Form 10-K).*

_______________

*  Incorporated by reference.

                                                                    Sequentially
                                                                      Numbered
Exhibit No.                       Description                           Page
- - -----------       -------------------------------------------       ------------

  10.7.1 Lease Agreement between MDT Diagnostic Company and Ashley Industrial Developers, dated August 9, 1994 (incorporated by reference to Exhibit
                  10.8.1 of  the 1995 Form 10-K).*

  10.7.2 Lease Agreement between MDT Diagnostic Company and Carolina Industrial Developers, dated August 9,
                  1994 (incorporated by reference to Exhibit 10.8.2 of the 1995 Form 10-K).*

  10.7.3 Lease Agreement between MDT Diagnostic Company and Carolina Industrial Developers, dated August 9,
                  1994 (incorporated by reference to Exhibit 10.8.3 of the 1995 Form 10-K).*

  10.7.4 Lease Agreement dated MDT, Inc. and D.E. Gresset, dated June 1, 1995 (incorporated by reference to Exhibit 10.8.4 of the 1995 Form 10-K).*

  10.7.5 Lease Agreement between MDT Diagnostic Company and Ashley Industrial Developers, dated March 14, 1996.

  10.7.6 Lease Agreement between MDT Diagnostic Company and Carolina Industrial Developers, dated March 14,
                  1996.

  10.7.7 Lease Agreement between MDT Diagnostic Company and Carolina Industrial Developers, dated March 14, 1996.

  10.7.8 Lease Agreement between MDT Biologic Company and YWCA of Annapolis and Anne Arundel County, Maryland, Inc., dated April 4, 1996.

  10.8.1 Credit Agreement, dated August 20, 1993, among MDT Corporation, MDT Biologic Company, MDT Diagnostic Company, MDT Canada Limited and Wells Fargo Bank, National Association, as Agent (incorporated by reference to Exhibit 10.9 of the 1994 Form 10-K).*

  10.8.2 Amendment to Credit Agreement, dated August 1, 1995, among MDT Corporation, MDT Biologic Company, MDT Diagnostic Company, MDT Technionic Company and Wells Fargo Bank, National Association, as Agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).*

_______________

*  Incorporated by reference.

                                                                    Sequentially
                                                                      Numbered
Exhibit No.                       Description                           Page
- - -----------       -------------------------------------------       ------------

  10.8.3          Amendment to Credit Agreement (the "Credit
                  Agreement Amendment"), dated February
                  15, 1996, among MDT Corporation, MDT Biologic
                  Company, MDT Diagnostic Company, MDT Technionic
                  Company and Wells Fargo Bank, National
                  Association, as Agent.

  10.8.4 Mortgage (Fee), dated as of February 15, 1996, executed by MDT Corporation in favor of Wells
                  Fargo Bank, National Association, as Agent.

  10.8.5 Deed of Trust, Assignment of Rents, and Fixture Filing, dated as of February 15, 1996, among MDT Corporation as Trustor, American Securities Company as Trustee, and Wells Fargo Bank, National Association, as Agent.

  10.8.6 Stock Pledge Agreement, dated as of February 15, 1996, between MDT Corporation and Wells Fargo
                  Bank, National Association, as Agent.

  10.8.7 Patent Security Agreement, dated as of February 15, 1996, made by MDT Corporation, MDT Biologic Company, MDT Diagnostic Company, MDT Canada Limited, and MDT Technionic Company in favor of Wells Fargo Bank, National Association, as Agent.

  10.8.8          Trademark Security Agreement, dated as of
                  February 15, 1996, made by MDT Corporation,
                  MDT Biologic Company, MDT Diagnostic Company,
                  MDT Canada Limited, and MDT Technionic Company in favor of Wells Fargo Bank, National Association, as Agent.

  10.9.1 Rights Agreement between MDT Corporation and Bank of America, NT & SA, as Rights Agent, dated as of February 12, 1990 (incorporated by reference to
                  Exhibit 2.1 to the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 13, 1990).*

  10.9.2 Agreement amending the Rights Agreement, dated as of August 1, 1992, between MDT Corporation and Chemical Trust Company of California (incorporated by reference to Exhibit 10.11.2 of the 1993 Form 10-K).*

  10.9.3 Agreement amending the Rights Agreement, dated as of May 10, 1996, between MDT Corporation and
                  Chemical Trust Company of California (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated May 10, 1996 (File No. 0-15308)).*

     11 Statement regarding computation of per share earnings.

     21           Subsidiaries of MDT Corporation.

    23.1          Consent of KPMG Peat Marwick.

    23.2 Consent of KPMG Peat Marwick with respect to financial statements contained in Exhibit 99.1 through 99.3.

     27           Financial Data Schedule.

    99.1          MDT Corporation Savings and Thrift Plan (Hourly
                  Employees) Financial Statements and Schedules and Report of Independent Auditors for the Two Years Ended December 31, 1995.

_______________

*  Incorporated by reference.

                                                                    Sequentially
                                                                      Numbered
Exhibit No.                       Description                           Page
- - -----------       -------------------------------------------       ------------

    99.2 MDT Corporation Savings and Thrift Plan (Salaried Employees) Financial Statements and Schedules and Report of Independent Auditors for the Two
                  Years Ended December 31, 1995.

    99.3          MDT Corporation Savings and Thrift Plan (Union
                  Employees) Financial Statements and Schedules and Report of Independent Auditors for the Two
                  Years Ended December 31, 1995.

_______________

*  Incorporated by reference.