Form 10-K/A
period 1996-03-31
MDT CORP /DE/
filed 1996-09-10
CIK 806089

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                FORM 10-K/A
                              AMENDMENT NO. 1

                  [X] ANNUAL REPORT PURSUANT TO SECTION 13
              OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1996.

                                     OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION
             13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM    TO   .

                      COMMISSION FILE NUMBER: 0-15308
                              MDT CORPORATION
           (Exact name of registrant as specified in its charter)

                     DELAWARE                           87-0287585
   (State or other jurisdiction of incorporation     (I.R.S. Employer
   or organization)                                 Identification No.)

      1777 EAST HENRIETTA ROAD
      ROCHESTER, NEW YORK                                 14623
      (Address of principal executive offices)           (Zip Code)

   Registrant's telephone number, including area code: (716) 475-1400

   Securities registered pursuant to Section 12(b) of the Act:

             Title of each class           Name of each exchange on
                                                which registered

                   (None)                            (None)

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.25 par value
                              (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes         No  X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant as of June 14, 1996 was approxi-mately $30,839,000. As of June 14, 1996, 6,769,431 shares of the registrant's common stock were outstanding.


     Item 1.   Business

               Recent Company Events -
                    Getinge Transaction

                         On May 12, 1996, MDT agreed to be acquired by Getinge Industrier AB ("Getinge"), a Swedish manufacturer of hospi-tal and scientific equipment. A definitive merger agreement was signed pursuant to which Getinge will acquire all outstanding shares of MDT common stock by commencing a tender offer for such shares at a cash price of $4.50 per share. If certain conditions are met those shares not acquired in the tender offer will be converted into $4.50 in cash pursuant to a merger to be effected following comple-tion of the tender offer. Consummation of the tender offer and the merger is subject to certain terms and conditions, including approv-al of the holders of two-thirds of the shares to be acquired and regulatory approvals.

               The tender offer was initially scheduled to expire on June 28, 1996, but has since been extended by Getinge until 5 p.m. EDT on July 12, 1996. On July 12, 1996, Getinge announced the extension of its tender offer at a price of $5.50 per share, a $1.00 increase over the previous tender offer price of $4.50 per share.

               The tender offer was completed on July 25, 1996 with 92.7% of the total outstanding shares of MDT being tendered and accepted for payment. On July 29, 1996, the merger was effected and the remaining shares of MDT were converted into the right to receive $5.50 per share in cash. Subsequent to the merger, MDT became an indirect wholly-owned subsidiary of Getinge.

               On July 31, 1996, using funds provided by Getinge, the Company repaid all outstanding debt under the secured line of credit and the secured term-loan with two commercial banks (see notes 8 and 9 to Consolidated Financial Statements). Getinge has informed the Company that it has the ability and intent to fund the cash needs of the Company through April 1, 1998 and that the Company will not be required to repay the amounts used to repay the debt discussed above prior to April 1, 1998.



     Item 8.  Financial Statements and Supplementary Data

                         INDEPENDENT AUDITOR'S REPORT

     The Stockholders and Board of Directors
     MDT Corporation:

               We have audited the accompanying consolidated balance sheets of MDT Corporation and subsidiaries as of March 31, 1996 and 1995 and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1996. These consolidated finan-cial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits pro-vide a reasonable basis for our opinion.

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

     Raleigh, North Carolina
     May 17, 1996, except as to
          the second, third and fourth paragraphs
          of note 17, which are as of July 12, 1996, July 25, 1996 and July 31, 1996, respectively


                  Notes to Consolidated Financial Statements
                            March 31, 1996 and 1995

     (17) Pending Acquisition

               On May 12, 1996, MDT agreed to be acquired by Getinge Industrier AB ("Getinge"), a Swedish manufacturer of hospital and scientific equipment. A definitive merger agreement was signed pursuant to which Getinge will acquire all outstanding shares of MDT common stock by commencing a tender offer for such shares at a cash price of $4.50 per share. If certain conditions are met those shares not acquired in the tender offer will be converted into $4.50 in cash pursuant to a merger to be effected following completion of the tender offer. Consummation of the tender offer and the merger is subject to certain terms and conditions, including approval of the holders of two-thirds of the shares to be acquired and regulato-ry approvals.

               The tender offer was initially scheduled to expire on June 28, 1996, but has since been extended by Getinge until 5 p.m. EDT on July 12, 1996. On July 12, 1996, Getinge announced the extension of its tender offer at a price of $5.50 per share, a $1.00 increase over the previous tender offer price of $4.50 per share.

               The tender offer was completed on July 25, 1996 with 92.7% of the total outstanding shares of MDT being tendered and accepted for payment. On July 29, 1996, the merger was effected and the remaining shares of MDT were converted into the right to receive $5.50 per share in cash. Subsequent to the merger, MDT became an indirect wholly-owned subsidiary of Getinge.

               On July 31, 1996, using funds provided by Getinge, the Company repaid all outstanding debt under the secured line of credit and the secured term-loan with two commercial banks (see notes 8 and 9). Getinge has informed the Company that it has the ability and intent to fund the cash needs of the Company through April 1, 1998 and that the Company will not be required to repay the amounts used to repay the debt discussed above prior to April 1, 1998.


                       (Letterhead of KPMG PEAT MARWICK)           Page 60

                         INDEPENDENT AUDITOR'S REPORT

     The Board of Directors and Stockholders
     MDT Corporation:

               Under date of May 17, 1996, except as to the second, third and fourth paragraphs of note 17, which are as of July 12, 1996, July 25, 1996 and July 31, 1996, respectively, we reported on the consolidated balance sheets of MDT Corporation and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1996. These consolidated financial statements and our report thereon are incor-porated by reference in the annual report on Form 10-K for the year 1996. Our report refers to a change in the method of accounting for inventories. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule included herein. This financial state-ment schedule is the responsibility of the Company's management.
     Our responsibility is to express an opinion on this financial state-ment schedule based on our audits.

               In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial state-ments taken as a whole, presents fairly, in all material respects, the information set forth therein.

     /s/ KPMG Peat Marwick LLP
     May 17, 1996


                                                              Exhibit 23.1

                             ACCOUNTANTS' CONSENT

     The Board of Directors
     MDT Corporation:

               We consent to incorporation by reference in the registra-tion statements, No. 33-30613 on Form S-8; No. 33-18062 on Form S-8; No. 33-20326 on Form S-8; and No. 33-23906 on Form S-8, of MDT Corporation of our report dated May 17, 1996 except as to the sec-ond, third and fourth paragraphs of note 17, which are as of July 12, 1996, July 25, 1996 and July 31, 1996, respectively, relating to the consolidated balance sheets of MDT Corporation and subsidiaries as of March 31, 1996 and 1995, and the related consolidated state-ments of income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended March 31, 1996, and the related schedule, which report appears in the March 31, 1996 annual report on Form 10-K of MDT Corporation.

               Our report refers to a change in the method of accounting for inventories.

     Raleigh, North Carolina
     August 22, 1996


                             ACCOUNTANTS' CONSENT           Exhibit 23.2

     The Board of Directors
     MDT Corporation:

               We consent to incorporation by reference in the registra-tion statements (No. 33-20326 and No. 33-23906) on Forms S-8 of MDT Corporation of our reports dated May 31, 1996, except as to note 7 which is as of June 17, 1996, relating to the statements of net assets available for plan benefits of MDT Corporation Savings and Thrift Plan for Salaried Employees and MDT Corporation Savings and Thrift Plan for Hourly Employees, and our report dated May 31, 1996 relating to the statements of net assets available for plan benefits of the MDT Corporation Savings and Thrift Plan for Union Employees as of December 31, 1995 and 1994, the related statements of changes in net assets available for plan benefits for the years then ended, and the related schedules of assets held for investment purposes at December 31, 1995 and reportable transactions for the year ended December 31, 1995, which reports appear in the March 31, 1996
     Annual Report on Form 10-K of MDT Corporation.

     Raleigh, North Carolina
     August 22, 1996


                                                              Exhibit 99.1

                    MDT CORPORATION SAVINGS AND THRIFT PLAN
                             FOR HOURLY EMPLOYEES

                         Notes to Financial Statements

     (4)  Investments

               The second paragraph is amended and restated as follows:

               The other fund is a short-term investment fund utilized by the Plan and is not an investment option available to the partici-pants. The purpose of this fund is to hold unallocated funds relat-ing to forfeitures, contribution/loan repayment funding differences, and contribution/loan repayment funding prior to being allocated to the appropriate investment funds. Based on participant direction, the investment earnings are allocated to the appropriate investment options coincident with the record keeping update.


                                                            Exhibit 99.1

     MDT CORPORATION SAVINGS AND THRIFT PLAN
     FOR HOURLY EMPLOYEES

     Notes to Financial Statements

     (7)  Subsequent Events

          Tender Offer of Sponsor Shares

               MDT Corporation, the Plan sponsor, is the subject of a pending public tender offer for its outstanding shares.

               Effective May 17, 1996, the Plan was amended to require the trustee to notify participants and inquire as to whether the Company stock allocated to participants' accounts for purposes of a public offering should be tendered. Each participant may elect that all, but not less than all, of the Company stock allocated to his account be tendered by the trustee on his behalf.

               Any securities or other property received by the trustee as a result of having tendered Company stock shall be held, and any cash received be invested in short-term investments, pending further action the trustee may be required or directed to take, including elections by participants to transfer such amounts to another fund. Effective September 30, 1996, any such funds remaining in the MDT Stock Fund shall be transferred to the Asset Management Fund II, and any election by a participant that contributions be invested in the MDT Stock Fund shall be deemed an election to invest in the Asset Management Fund II.

               Effective July 1, 1996, the Plan was rewritten to provide that MDT Corporation Retirement Plan accounts be transferred to the Plan. Additionally, the Plan was renamed the MDT Corporation Re-tirement Savings Plan for Hourly Employees. Moreover, the Plan rewrite provided a health plan component such that amounts distrib-uted on account of total and permanent disability, as defined, are excluded from income under the Internal Revenue Code.


                                                            Exhibit 99.3

     MDT CORPORATION SAVINGS AND THRIFT PLAN
     FOR UNION EMPLOYEES

     Notes to Financial Statements

     (4)  Investments

               The following paragraph is inserted after the first para-graph:

               The other fund is a short-term investment fund utilized by the Plan and is not an investment option available to the partici-pants. The purpose of this fund is to hold unallocated funds relat-ing to forfeitures, contribution/loan repayment funding differences, and contribution/loan repayment funding prior to being allocated to the appropriate investment funds. Based on participant direction, the investment earnings are allocated to the appropriate investment options coincident with the record keeping update.


                                                       Exhibit 99.3

     MDT CORPORATION SAVINGS AND THRIFT PLAN
     FOR UNION EMPLOYEES

     Notes to Financial Statements

     (4)  Investments (continued)                 page 9


            Net investment earnings (losses) from the Master Trust investments (net of administrative expenses) for each participating plan for the year ended December 31,1995 are as follows:


                    Open End                           MDT              U.S.           Asset
                   Guaranteed      Equity Index       Stock          Government      Management
                 Income Fund II      Fund II           Fund             Fund          Fund II           Total
                 ------------     ------------    ------------     ------------    ------------     ------------

Salaried Plan    $ 871,449           1,708,493       (137,700)        16,463          423,031          2,881,736
Union Plan         179,039             188,019        (24,617)           477           23,093            366,011
Hourly Plan         22,039              23,071        (10,413)           449            3,931             39,077
                 ---------           ---------       --------         ------          -------          ---------

Net investment
 earnings
   (losses)    $ 1,072,527           1,919,583       (172,730)        17,389          450,055          3,286,824
               ===========           =========       ========         ======          =======          =========


            Net investment earnings (losses) from the Master Trust investments (net of administrative expenses) for each participating plan for the year ended December 31, 1994 are as follows:


                    Open End                           MDT              U.S.           Asset
                   Guaranteed      Equity Index       Stock          Government      Management
                 Income Fund II      Fund II           Fund             Fund          Fund II           Total
                 ------------     ------------    ------------     ------------    ------------     ------------

Salaried Plan    $ 1,016,857         34,704          63,391           (4,386)         (48,805)         1,061,761
Union Plan           208,619          2,648          20,696             (245)          (3,177)           228,541
Hourly Plan           23,292            639           2,303              (60)            (330)            25,844
                 -----------         ------          ------           ------          -------          ---------

Net investment
 earnings
   (losses)      $ 1,248,768         37,991          86,390           (4,691)         (52,312)         1,316,146
                 ===========         ======          ======           ======          =======          =========



                                                  EXHIBIT 99.3

     MDT CORPORATION SAVINGS AND THRIFT PLAN
     FOR UNION EMPLOYEES

     Notes to Financial Statements

     (7)  Subsequent Events

          Tender Offer of Sponsor Shares

               MDT Corporation, the Plan sponsor, is the subject of a pending public tender offer for its outstanding shares.

               Effective May 17, 1996, the Plan was amended to require the trustee to notify participants and inquire as to whether the Company stock allocated to participants' accounts for purposes of a public offering should be tendered. Each participant may elect that all, but not less than all, of the Company stock allocated to his account be tendered by the trustee on his behalf.

               Any securities or other property received by the trustee as a result of having tendered Company stock shall be held, and any cash received be invested in short-term investments, pending further action the trustee may be required or directed to take, including elections by participants to transfer such amounts to another fund. Effective September 30, 1996, any such funds remaining in the MDT Stock Fund shall be transferred to the Asset Management Fund II, and any election by a participant that contributions be invested in the MDT Stock Fund shall be deemed an election to invest in the Asset Management Fund II.



     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securi-ties Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     MDT CORPORATION

     By:/s/ Lars-Peter Harbing
     Lars-Peter Harbing
     President

     Date:  September 10, 1996